Form 10-K
period 1993-10-31
PETROLITE CORP
filed 1994-01-31
CIK 77943

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended October 31, 1993

                    Commission file number 0-685

                        PETROLITE CORPORATION

                Incorporated in the State of Delaware
               Employer Identification No. 43-0617572
              369 Marshall Avenue, St. Louis, MO  63119
                       Telephone 314/961-3500


     Securities registered pursuant to Section 12(b) of the Act

     Title of each class                      Name of each Exchange on
                                                  which registered
     NONE


     Securities registered pursuant to Section 12(g) of the Act:
          Title of Class:  Capital Stock without par value





Exhibits Index is on page 16

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.


              Yes      X                No
                  ----------               ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K []

     As of January 7, 1994, 11,294,271 shares of Common Stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant (based upon the closing bid price of the Registrant's Common Stock on January 7, 1994 of $33.25 per share) was approximately $192 million.


     Documents Incorporated by Reference

     1.     Portions of Petrolite Corporation 1993 Annual Report
            (Part I,  II, III and IV of Form 10-K)

     2.     Portions of Petrolite Corporation Notice of Annual
            Meeting and Proxy Statement dated January 20, 1994 , (Part III of Form 10-K)

                               PART I

ITEM  1.  BUSINESS

     (a) General Development of Business.  The general development
         --------------------------------
of the registrant's business for the fiscal year ended October 31, 1993, is set out in the registrant's 1993 Annual Report to Stockholders on pages 10 through 13 and is incorporated by reference herein. No material changes in the registrant's mode of doing business occurred during the five years ended October 31, 1993.
     (b)  Financial information about Industry Segments.  Industry
          ----------------------------------------------
segment data is set out in the registrant's 1993 Annual Report to Stockholders on pages 14-17 under the caption "1993 Operating Results", page 18 under the caption "Industry Segment Data", page 19 under the caption "Worldwide Operations" and page 28 under the caption "Segment Information", and is incorporated by reference herein.
     (c)  Narrative Description of Business.
          ----------------------------------
            1)  Specialty Chemical Segment.  Specialty chemicals are
                ---------------------------
produced primarily from petrochemicals and petroleum derived raw materials, and include demulsifiers, corrosion inhibitors, drilling fluids, polymers and waxes, water treating chemicals, and fuel and other additives. Sales for the three major product groupings within the specialty chemical segment (oil field chemicals, industrial chemicals, and industrial polymers and waxes) for each of the three years in the period ended October 31, 1993, are provided in the 1993 Annual Report to Stockholders on page 18 under the caption "Industry Segment Data" which is incorporated by reference herein.
            Registrant markets its products and services primarily to producers and transporters of crude oil and natural gas, related service companies and petroleum refineries throughout the world through the registrant's own field staff and a limited number of agents and distributors. The registrant also serves other major markets, such as adhesives, agribusiness, coatings, packaging, petrochemicals, plastics fabrication, power utilities, and printing inks.

     During the fiscal year ended October 31, 1993, there have been no significant changes in the kinds of products or services
rendered, or in the markets or methods of distribution by
registrant.  It is the continuing nature of the business for a number of new or improved products to be introduced annually;
typically, no individual new product or service by itself is expected to be significant immediately in sales or earnings.
     Registrant's joint business alliance with Energy BioSystems Corporation continues to make steady progress in its efforts to commercialize a breakthrough biocatalytic desulfurization (BDS)
process for hydrocarbons.  Registrant's participation has expanded to worldwide coverage at 22% of gross profits from
biodesulfurization unit sales and fees. In return, registrant will provide development resources, separation technology, engineering know-how and ongoing customer service for all BDS units, worldwide.
     Registrant is dependent on the availability of petrochemicals and petroleum-derived raw materials and supplies, which have been available in the past in adequate quantities. In the past year, registrant's operations were not affected materially by any raw material shortages.  Registrant presently does not foresee any shortage of materials in the near future.
     Registrant has numerous patents, patent applications, and
licenses under patents, of various durations which, in the
aggregate, are material to the operation of the registrant. The registrant, however, does not believe that expiration of any particular patent or group thereof would have a material adverse effect upon its business as a whole.
     The specialty chemical business is not considered to be
seasonal.
     The registrant traditionally has carried sufficient inventory at various stages of production in order to respond quickly to the needs of its customers.  Accounts receivable generally are due within thirty days of invoicing, and letters of credit are employed when deemed appropriate.  The registrant believes that its practices are consistent with industry standards.
     Registrant's customers are located throughout the world and no one customer
constitutes more than 10% of the registrant's business.
     Foreign operations account for a significant portion of the registrant's specialty chemical business. Non-U.S. revenues were approximately 32% of total specialty chemical revenues during each of the last three years.
     Orders from customers for specialty chemical products
generally are filled from stock or manufactured within a few days or weeks after receipt of the order and, as a result, backlog of orders is not significant in relation to total annual dollar volume of sales.
     The registrant's specialty chemical product lines, oil field chemicals, industrial chemicals, and industrial polymers and waxes are in competition with a number of manufacturers.  Competitive companies vary in size from large international companies to small companies which may compete with the registrant in the sale of one product or a line of products. All aspects of this business are considered to be very competitive. Registrant is recognized as a leader in providing services and products to the oil field chemical market. In the registrant's opinion, registrant's overall competitive position in the market has not changed materially in the past fiscal year, although registrant is unable to predict the extent to which its business may be affected by future competition or by consolidations within the industry.  Information on
acquisitions made by the registrant in fiscal 1993 is set out in the registrant's 1993 annual report on page 25 under the caption "Acquisitions" and is incorporated by reference herein.
     2.  Equipment Segment - The equipment segment designs,
         -----------------
installs and services processing equipment for petroleum, petrochemical and electrical power generating industries. Products and services are marketed both domestically and in foreign countries through the registrant's own field staff and a limited number of agents and distributors.
     During the past year the registrant has not had, and in the foreseeable future does not anticipate, any shortage of raw materials.
     Certain products of the equipment segment are covered under patents, patent applications, and licenses under patents. Registrant does not believe that expiration of any particular patent or group thereof would have a material adverse effect upon its business as a whole.
     The equipment segment business is not seasonal, but is subject to the business cycles of the industries which it serves.
     This segment primarily produces processing equipment upon order from customers. Accounts receivable generally are due within thirty days of invoicing, and letters of credit are employed when deemed appropriate. The registrant believes that its practices are consistent with industry standards.
     Registrant's customers are located throughout the world and no one customer constitutes a significant portion of the registrant's business on a continuing basis. However, one or several equipment contracts may represent a significant portion of the equipment segment revenues in a particular year.
     Foreign operations account for a significant portion of the registrant's equipment business. Non-U.S. revenues ranged from 40% to 67% of total equipment revenues during the last three years.
     The amount of backlog orders for the equipment segment at October 31, 1993, approximates $11.5 million. Substantially all of these orders are expected to be completed in fiscal 1994. Backlog orders as of October 31, 1992 were $8.7 million.
     The equipment segment is in competition with similar equipment and services offered by other competitors. Although, in registrant's opinion, registrant's competitive position in its equipment business has not changed materially in the past year, the registrant is unable to predict the extent to which its business may be affected by future competition.

     3. Registrant's Business in General - The registrant expended
        --------------------------------
$13,587,000, $12,224,000, and $11,431,000, in fiscal years 1993,
1992 and 1991, respectively, on
research activities relating to development of new products and services, and on improvement of existing products and services. Approximately 95%
was applicable to the registrant's specialty chemical products segment. The registrant also continued its strong commitment to technology by continuing to increase its emphasis on field applications support which, when combined with the research and development amounts, resulted in total technology expenditures of $24,444,000,
$21,764,000, and $20,474,000 in fiscal years 1993, 1992 and 1991, respectively.  The registrant directly sponsors substantially all of its research activities.
     The registrant is subject to various federal, state and local laws and regulations concerning environmental matters.  The
registrant maintains a separate Safety, Health and Environmental
Affairs Department charged with the responsibility of monitoring compliance with these various laws and regulations.  For fiscal year
1993, these efforts did not result in any material capital
expenditure or material charges to income, and it is not likely that these efforts will result in any material capital expenditure or material charges to income during fiscal year 1994.
     Approximately 2,012 persons are employed worldwide by
registrant and its subsidiaries.
     (d) Financial Information About Foreign and Domestic
         ------------------------------------------------
Operations and Export Sales.  Information under this caption is
- ----------------------------
included in the registrant's 1993 Annual Report to Stockholders for each of the three years ended October 31, 1993, 1992, and 1991, respectively, on page 19 under the caption "Worldwide Operations" and is incorporated by reference herein.
     Substantially all of the registrant's non-U.S. sales are made to major international companies, national oil companies and utilities, and contractors and distributors of long standing.
Letters of credit are required when and where appropriate. The risk attendant to the foreign business conducted by registrant and its subsidiaries is believed to be slightly greater than the risk involved in doing business within the United States. The registrant protects itself from potential losses due to foreign currency fluctuations through pricing adjustments, maintenance of offsetting asset and liability balances, and utilization of foreign currency futures contracts when deemed appropriate.

ITEM 2. PROPERTIES

       Principal properties of the registrant and its subsidiaries are set forth in the following table:

                                                 Type of         Industry Segment
                                                Facility               User
                                                --------         ----------------
Petrolite Corporation -
       Barnsdall, Oklahoma                 Manufacturing         Specialty Chemical
       La Porte, Texas                     Manufacturing         Specialty Chemical
       Brea, California                    Real Estate           Corporate
       Houston, Texas                      Sales Office          Specialty Chemical
       Kilgore, Texas                      Manufacturing         Specialty Chemical
       Rancho Dominguez, California        Sales Office          Specialty Chemical
       Midland, Texas                      Blending              Specialty Chemical
       Tulsa, Oklahoma                     Administrative        Specialty Chemical
       Webster Groves, Missouri            Manufacturing,        Specialty Chemical
                                           Research and
                                           Administrative
       Houston, Texas                      Manufacturing,        Equipment
                                           Engineering and
                                           Administrative
       Pasadena, Texas                     Manufacturing         Specialty Chemical

Consolidated Subsidiaries -
       Luzzato & Figlio (France) S.A.      Sales Office          Specialty Chemical
         (Paris, France)
       Petrolite Canada Inc.               Blending              Specialty Chemical
         (Nisku, Alberta Canada)
       Petrolite Limited                   Manufacturing and
         (Kirkby, England)                 Administrative        Specialty Chemical
       Petrolite Pacific Pte. Ltd.
         (Singapore)                       Blending              Specialty Chemical
       Petrolite Saudi Arabia Ltd.         Blending              Specialty Chemical
         (Dammam, Saudi Arabia)
       P.T. Petrolite Indonesia
          Patrama (Batam, Indonesia)       Manufacturing         Specialty Chemical

       All properties are owned by the registrant, except for the following:
       Sales office facilities located at 16010 Barker's Point Lane, Houston, Texas, are leased under an agreement which expires April 14, 1997.

       Petrolite Saudi Arabia Ltd. blending facilities are located on leased properties with the lease expiring 2002.
       Petrolite Pacific Pte. Ltd. blending facilities are located on leased properties with the lease expiring 2009.
       P.T. Petrolite Indonesia Patrama manufacturing facilities are located on leased property with the lease expiring in October, 2015.
       In addition to the foregoing properties, the registrant and its subsidiaries occupy a number of small general and sales offices under short-term leases and its subsidiaries occupy a number of distribution warehouses located on small sites owned in fee.
       Although facilities are of varying ages, the registrant considers them generally to be well maintained, equipped with modern and efficient equipment, and in good operating condition. Current productive capacity is adequate to meet demands for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

       Neither the registrant nor any of its subsidiaries is a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business.
       The registrant is subject to various laws and governmental regulations concerning employee safety and environmental matters. The registrant maintains a separate Safety, Health and Environmental Affairs Department charged with the responsibility of monitoring compliance with these various laws and regulations. The registrant currently participates, as a potentially responsible party and otherwise, with various governmental agencies concerning certain environmental cleanup sites. After consultation with environmental and engineering advisors, and legal counsel, the registrant does not believe that the registrant's participation at these sites, individually and collectively, is likely to result in the payment of any material sanctions, capital expenditures or charges to income.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1993.

                                          PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

       Information regarding registrant's common stock appears on page 17 of the registrant's 1993 Annual Report to Stockholders under the caption "Stockholders' Equity/Capital Stock" and is incorporated by reference herein. As of January 7, 1994 the registrant has 2,093 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

       A summary of selected financial data for the five years ended 10/31/93 appears on pages 30 and 31 of the registrant's 1993 Annual Report to Stockholders under the caption "11-Year Summary", and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information under this caption is in the registrant's 1993 Annual Report to Stockholders on pages 14 through 19, under the caption "Financial Review", and on pages 25 and 26 under the captions "Acquisitions, Short-Term Borrowings and Lines of Credit, and Long-Term Debt" and is incorporated by reference herein.
       The registrant continued its program to cease manufacturing operations at its Webster Groves, Missouri facility to coincide with an expansion of its La Porte, Texas facility. As and when such operations cease, the registrant expects that appropriate reserves will be established. This program will increase manufacturing capacity, efficiency and flexibility, and ultimately will allow for any necessary additions to sales, administrative and research facilities at Webster Groves.
       On January 27, 1993, the registrant announced that it adopted Statement of Financial Accounting Standard No. 106 related to medical and other postretirement benefits. The adoption of this rule resulted in a one-time, non-cash charge of $6.5 million, or $0.58 per share, to net income in fiscal 1993's first quarter ending January 31.

       During the first quarter of fiscal 1994, the registrant will adopt Statement of Financial Accounting Standard No. 109, "Accounting for Income
Taxes."   Statement 109 will change the company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The estimated cumulative effect of implementing the new standard, using current tax rates, will be a one-time, non-cash credit of $2.0 million, or $0.18 per share, to net income in fiscal 1994's first quarter ending January 31.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Consolidated Financial Statements of the registrant and its subsidiaries, and the Notes to Consolidated Financial Statements, together with the report thereon of Price Waterhouse dated November 30, 1993, appearing on pages 20 through 29, the Quarterly Results on pages 15 and 16, Industry Segment Information on page 18, and Worldwide Operations Information on page 19 in the registrant's 1993 Annual Report to Stockholders, are incorporated by reference in this Form 10-K Annual Report.
       Marketable securities are stated at their approximate market value at October 31, 1993. The registrant's provision for bad debts was $395,000, $338,000, and $281,000, for fiscal years 1993, 1992, and 1991, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During the registrants three most recent fiscal years, there were no changes in or disagreements with the registrants independent accountants on accounting or financial disclosure.

                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       a)  Identification of directors - Information regarding identification
           ---------------------------
of directors, on pages 3 through 7 of the registrant's Notice of Annual Meeting and Proxy Statement dated January 20, 1994, hereby is incorporated by reference. Also see information on page 32 of the registrant's Annual Report to Stockholders under the caption "Corporate Organization" which is incorporated by reference herein.

       b) Identification of executive officers - Executive officers of the
          ------------------------------------
registrant, their ages and positions held are as follows:

                                                               Date elected to          Age at
      Name                              Title                   present office       Oct. 31, 1993
      ----                              -----                  ----------------      -------------
William E. Nasser            Chairman, President and                05/19/88               54
                             Chief Executive Officer

Herbert F. Eggerding, Jr.    Executive Vice President and           06/01/89               56
                             Chief Financial Officer

Ralph J. Churchill           Vice President,                        08/09/89               49
                             Special Projects

Toby R. Graves               Vice President;                        06/08/88               47
                             General Manager,
                             Polymers Division

John F. McCartney            Vice President, General Counsel        08/09/90               57

Derek Redmore                Vice President,                        12/08/93               55
                             Technology

E. E. Schooling              Vice President                         07/01/91               49
                             Manufacturing and Distribution

Richard J. Seidel            Vice President;                        04/08/85               52
                             General Manager,
                             Petreco Division

J.S. Titone                  Group Vice President,                  09/15/82               52
                             Chemicals

Ralph E. Werley              Vice President, Purchasing             06/01/82               68

James M. Zemenick            Vice President,                        06/01/82               46
                             Administration and Corporate
                             Development

William F. Haberberger       Controller                             03/04/91               43

Charles R. Miller            Corporate Secretary,                   08/12/92               38
                             Associate General Counsel

Steven F. Schaab             Treasurer                              01/01/93               41


       c)  Identification  of certain significant employees - S. Monro joined
           ------------------------------------------------
the registrant in January 1978. After having served in various sales and managerial positions within International operations, in March of 1989 he was appointed Managing Director of Petrolite Ltd. In June 1991, he was also appointed to the position of General Manager of the newly created EuroChem Division. He holds various diplomas and degrees including a Licentiate in Chemistry, a chartered engineer and an M.B.A. degree in Management from the City University in London.
       David Winslett joined Petrolite in December of 1982 with 15 years of Refinery and Speciality Chemical experience. From 1982 to 1989 Winslett was Operations Manager for the European Industrial Chemicals business based in Kirkby, England. Since 1989, he has served in various capacities in Petrolite's St. Louis office as Vice President in the Industrial Chemicals Division until June 16, 1993 when he was promoted to General Manager of the Industrial Chemicals Division. Winslett is a graduate of the University of Wales with a B.Sc. (Honors) in Chemistry.
       d)  Business experience - Information regarding business experience of
           -------------------
directors, on pages 5 and 6 of the registrant's Notice of Annual Meeting and Proxy Statement dated January 20, 1994, hereby is incorporated by reference.
       Officers are elected to serve until removed or until a successor has been elected or appointed. Except as noted below, each of the officers in
Item 10 (b) has served in his present office for at least five years. The following is a brief description of past positions of those officers who were elected to their present position within the last five years.
       Mr. W.E. Nasser has been an employee of the registrant since 1962. He served as Vice President and General Manager of Petrolite's Specialty Polymers from March 1980 until May 1988, when he was elected President and Chief Operating Officer. In February 1992, he also was elected Chairman of the Board and Chief Executive Officer.
       Dr. R.J. Churchill returned to the registrant July 1, 1989 as Vice President-Corporate Development. In June 1990, he became Vice President of Technology and in January 1993, he also was named to the position of Vice President, Marketing. In

December, 1993, he was appointed Vice President-Special Projects. He served the registrant in various research and management positions before leaving in 1981 to head his own management consulting firm. He holds a Ph.D. in sanitary engineering.
       Dr. T.R. Graves has been an employee of the registrant since 1972, and served as technical director of the registrant's Specialty Polymers Group from 1980 until June 1988,when he was elected Vice President and General Manager of such Group (now the Polymers Division). He holds a Ph.D in chemical engineering.
       Mr. J.F. McCartney has served as Assistant General Counsel since joining the registrant in 1973, managing legal aspects of the registrants international operations, primarily working to establish subsidiaries, affiliates and joint venture companies worldwide. He was named Vice
President in August 1989. During July 1992, he also assumed responsibility for the administration of the Law Department and now is Vice President, General Counsel.
       Mr. E.E. Schooling joined the Registrant in February 1968, and has served in various plant manager positions. Most recently he was manufacturing manager before his July 1, 1991 promotion to the position of Vice President - Manufacturing/Distribution.
       Mr. W.F. Haberberger joined the Registrant in October 1977, as an internal auditor. Since 1980, he has served in various financial managerial positions of the registrant's international operations until his election to Controller on March 4, 1991. He holds a B.S. degree in Business from the University of Missouri - St. Louis and is a certified public accountant.
       Mr. S.F. Schaab joined the registrant in November 1992, and was elected Treasurer effective January 1, 1993. He has 19 years of experience in financial and treasury management, most recently with Peabody Holding
Company, Inc. A certified public accountant, he holds a B.S.B.A. degree in accounting from the University of Missouri-Columbia.
       Mr. C.R. Miller joined the registrant in May 1990, as an attorney, and was elected Secretary on August 12, 1992. His title now is Corporate Secretary, Associate General

Counsel. He has twelve years experience in the public and private practice of law, most recently as an attorney in the executive branch of Missouri state government.
       Derek Redmore joined Petrolite as a research chemist in 1965 and was promoted to group Leader in 1966. From 1972 to 1993, he held various managerial positions with increasing responsibility in Research and Development, most recently Director of Technology Support. In December 1993, he was elected Vice President, Technology. Redmore earned his B.Sc. and Ph.D. degrees in Organic Chemistry at the University of Nottingham.
       e)  Compliance with Section 16(a) of the Exchange Act.  Information
           --------------------------------------------------
regarding compliance with Section 16(a) of the Exchange Act, on page 14 of the registrant's Notice of Annual Meeting and Proxy Statement dated January 20, 1994, hereby is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       Information appearing under Compensation of Executive Officers, Retirement Benefits, and Compensation of Directors' on pages 10 through 14 of the registrant's Notice of Annual Meeting and Proxy statement dated January 20, 1994 is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding security ownership is set out on pages 3 and 4 of the registrant's Notice of Annual Meeting and Proxy Statement dated January 20, 1994, under the heading "Security Ownership of Certain Beneficial Owners and Management", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information appearing under Certain Transactions on page 7 of the registrant's Notice of Annual Meeting and Proxy Statement dated January 20, 1994 is incorporated by reference herein.

                                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       The consolidated financial statements and supplementary information of the registrant have been incorporated by reference under Item 8. With the exception of the aforementioned information, and the information incorporated specifically in Items 1, 5, 6, 7, 8, 10, and 14, the Petrolite Corporation
1993 Annual Report is not to be deemed filed as part of this report.
Financial statement schedules listed below should be read in conjunction with financial statements in the 1993 Annual Report to Stockholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable, or because the required information is shown in the financial statements or notes thereto.
  a)   Documents filed with this report:

                                                                                          Page
                                                                                       Reference
                                                                                       ---------
       Financial Statements previously incorporated by reference
       under Items 1, 5, 6, 7, 8, 10 and 14 above.

       Report of Independent Accountants on Financial
       Statement Schedules                                                                 19
       Consent of Independent Accountants                                                  19
       Schedule V.           Property, Plant and Equipment                                 20
       Schedule VI.          Accumulated Depreciation of Property,
                             Plant and Equipment                                           21
       Schedule IX.          Short-Term Borrowings                                         22
       Schedule X.           Supplementary Income Statement Information                    23

       Exhibit Index
       Exhibit No.
       3                     i)  Restated Certificate of Incorporation
                                 (Incorporated from the definitive Proxy
                                  Statement dated January 21, 1987, Exhibit B
                                  and the definitive Proxy Statement dated
                                  February 3, 1984, Exhibit A)

                             *ii)   By Laws                                             24-51

       4                     Note Purchase Agreement                                    52-117
       13                    Annual Report to Stockholders                             118-153
       21                    Subsidiaries of the Registrant                            154-155
       24                    Power of Attorney                                         156-157
       99                    Proxy Statement (Incorporated from the definitive
                              Proxy Statement dated January 20, 1994 and filed
                              pursuant to Regulation 14A)

b)  No form 8-K's were filed with SEC during the fourth quarter of fiscal 1993.

       Individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily an operating registrant and the operating subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at October 31, 1993. Separate financial statements of subsidiaries not consolidated, and 50% or less owned entities (accounted for by the equity method) have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                                   SIGNATURES
                                   ----------
       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PETROLITE CORPORATION
                                                  ---------------------
       (Registrant)



                                            By  s/ Herbert F. Eggerding, Jr.
                                               ------------------------------
                                               Herbert F. Eggerding, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer


Dated:               January 26, 1994
      ----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  s/ William E. Nasser                      By  s/ Herbert F. Eggerding, Jr.
   --------------------------------------       -------------------------------
       William E. Nasser                         Herbert F. Eggerding, Jr.
       Principal Executive Officer               Principal Financial Officer
       and Director

Dated:    January 26       , 1994             Dated:    January 26       , 1994
      ---------------------                         ---------------------


By  s/ Andrew B. Craig *                      By  s/ William F. Haberberger
  ---------------------------------------       -------------------------------
     Andrew B. Craig, Director                   William F. Haberberger
                                                 Principal Accounting Officer

Dated:    January 26       , 1994             Dated:    January 26       , 1994
      ---------------------                         ---------------------


By  s/ Paul F. Cornelsen*                     By  s/ Louis Fernandez*
  --------------------------------------        -------------------------------
     Paul F. Cornelsen, Director                 Louis Fernandez, Director


Dated:    January 26       , 1994             Dated:    January 26       , 1994
      ---------------------                         ---------------------


By  s/ Michael V. Janes*                      By  s/ James E. McCormick*
  --------------------------------------        ------------------------------
    Michael V. Janes, Director                   James E. McCormick, Director

Dated:    January 26       , 1994             Dated:    January 26       , 1994
      ---------------------                         ---------------------


By  s/ William E. Maritz*                     By  s/ Thomas P. Reidy*
  ---------------------------------------        -----------------------------
    William E. Maritz, Director                   Thomas P. Reidy, Director

Dated:    January 26       , 1994             Dated:    January 26       , 1994
      ---------------------                         ---------------------


*By:  s/ Charles R. Miller
    -------------------------------------
     Charles R. Miller
     Attorney-In-Fact

                             REPORT OF INDEPENDENT ACCOUNTANTS
                             ---------------------------------
                             ON FINANCIAL STATEMENTS SCHEDULES
                             ---------------------------------

To the Directors of
  Petrolite Corporation

       Our audits of the consolidated financial statements referred to in our report dated November 30, 1993 appearing on page 29 of the Petrolite Corporation 1993 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

s/ Price Waterhouse

PRICE WATERHOUSE
St. Louis, Missouri
November 30, 1993

                         CONSENT OF INDEPENDENT ACCOUNTANTS
                         ----------------------------------
       We hereby consent to the incorporation by reference in the Prospectuses constituting part of the registration statements on Form S-8 (Nos. 2-80631, 33-20553, 33-21962, 33-24261, 33-63108, 33-47814, 33-47815, and 33-63108) of
Petrolite Corporation of our report dated November 30, 1993 appearing on page 29 of the Petrolite Corporation 1993 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement
Schedules, which appears on page 19 of this Form 10-K.

s/ Price Waterhouse

PRICE WATERHOUSE
St. Louis, Missouri
January 26, 1994

                                                       PETROLITE CORPORATION
                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                          (Thousands of $)

Column A                        Column B             Column C             Column D            Column E             Column F
                                Balance at                                                                         Balance
                                beginning            Additions                                 Other               at end
                                of period             at cost             Retirements         Changes*             of period
                                ----------           ---------            -----------         --------             ---------
Classification
- --------------
Year ended October 31, 1993 -
     Buildings                  $ 65,727             $ 3,196                $ 2,125            $   (44)             $ 66,754
     Machinery & equipment       188,639              30,879                 11,753             (2,062)              205,703
     Construction in progress      4,890               8,706                  5,071                (27)                8,498
                                --------             -------                -------            -------              --------
                                 259,256              42,781                 18,949             (2,133)              280,955
Land                               5,811               1,720                      0               (119)                7,412
                                --------             -------                -------            -------              --------
                                $265,067             $44,501                $18,949            $(2,252)             $288,367
                                ========             =======                =======            =======              ========
Year ended October 31, 1992 -
     Buildings                 $ 61,690              $ 3,521                $ 1,108            $ 1,624              $ 65,727
     Machinery & equipment      191,345               14,771                 11,321             (6,156)              188,639
     Construction in progress     3,915                7,007                  6,038                  6                 4,890
                               --------              -------                -------            -------              --------
                                256,950               25,299                 18,467             (4,526)              259,256
Land                              5,040                1,152                    482                101                 5,811
                               --------              -------                -------            -------              --------
                               $261,990              $26,451                $18,949            $(4,425)             $265,067
                               ========              =======                =======            =======              ========
Year ended October 31, 1991 -
     Buildings                 $ 52,609              $11,793                $   121            $(2,591)             $ 61,690
     Machinery & equipment      187,076               12,499                  6,864             (1,366)              191,345
     Construction in progress     5,051               15,319                 16,456                  1                 3,915
                               --------              -------                -------            -------              --------
                                244,736               39,611                 23,441             (3,956)              256,950
Land                              5,227                    9                    100                (96)                5,040
                               --------              -------                -------            -------              --------
                               $249,963              $39,620                $23,541            $(4,052)             $261,990
                               ========              =======                =======            =======              ========

*   Fixed assets of operations outside the United States are translated into U.S. dollars at current exchange rates rather than historical rates in effect at time of acquisition, in accordance with
Financial Accounting Standard No. 52 "Foreign Currency Translation".  The net change resulting from fluctuating exchange rates and asset classification adjustments have been reflected in Column E.

                                        *****************

Major capital expenditures in fiscal 1993, 1992, and 1991 included property, plant and equipment from the Welchem acquisition, a new information system principally to serve the Tretolite and Industrial Chemicals Divisions, continuing expansion and upgrading of the Bayport Chemical manufacturing plant, investments in bulk containers and related distribution facilities, and a new EuroChem Division office building in Kirkby, England.

Depreciation is generally provided on a straight-line basis at rates based on estimated useful lives of properties.

                                             SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT

                                                          (Thousands of $)

Column A                        Column B             Column C             Column D            Column E             Column F
                                                     Additions
                                Balance at           charged to                                                    Balance
                                beginning            cost and                                  Other                at end
                                of period            expenses             Retirements         Changes*             of period
                                ----------           ----------           -----------         --------             ---------
Classification
- --------------

Year ended October 31, 1993-
     Buildings                  $ 22,379             $ 3,393                $ 1,200            $    76              $ 24,648
     Machinery & equipment       135,666              13,372                  7,245             (2,175)              139,618
                                --------             -------                -------            -------              --------
                                $158,045             $16,765                $ 8,445            $(2,099)             $164,266
                                ========             =======                =======            =======              ========
Year ended October 31, 1992-
     Buildings                  $ 21,690             $ 2,110                $ 1,272            $  (149)             $ 22,379
     Machinery & equipment       132,319              13,847                 10,178               (322)              135,666
                                --------             -------                -------            -------              --------
                                $154,009             $15,957                $11,450            $  (471)             $158,045
                                ========             =======                =======            =======              ========
Year ended October 31, 1991-
     Buildings                  $ 19,973             $ 1,769                $     2            $   (50)             $ 21,690
     Machinery & equipment       125,382              13,834                  6,083               (814)              132,319
                                --------             -------                -------            -------              --------
                                $145,355             $15,603                $ 6,085            $  (864)             $154,009
                                ========             =======                =======            =======              ========

*  Fixed assets of operations outside the United States are translated into U.S. dollars at current exchange rates rather than historical rates in effect at time of acquisition, in accordance with
Financial Accounting Standard No. 52 "Foreign Currency Translation".  The net change resulting from fluctuating exchange rates and asset classification adjustments have been reflected in Column E.


                                               SCHEDULE IX - SHORT - TERM BORROWINGS

                                                          (Thousands of $)


Column A                        Column B             Column C             Column D            Column E             Column F
                                                                           Maximum              Average              Weighted
Category of                                          Weighted               amount               amount               average
aggregate                        Balance             average              outstanding         outstanding          interest rate
short-term                      at end of            interest               during               during               during
borrowings                       period                rate                 period               period**             period**
- -----------                     ---------            --------             -----------         ------------         --------------

Year ended October 31, 1993-
- ----------------------------

Amounts payable
    to banks                   $ 9,920                3.78%                 $51,684              $28,461                3.74%
                               =======                                      =======              =======

Year ended October 31, 1992 -
- -----------------------------

Amounts payable
    to banks                   $13,582                3.70%                 $16,113              $11,733                5.40%
                               =======                                      =======              =======

Year ended October 31, 1991-
- ----------------------------

Amounts payable
    to banks                   $12,478                6.36%                 $20,258              $13,092                7.22%
                               =======                                      =======              =======



**   Average of month-end balances

***  Computed based on month end balances and interest rates


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
- -------------------------------------------------------

                                                          (Thousands of $)

Column A                                                                          Column B
                                                                       Charged to cost and expenses
                                                              ---------------------------------------------
Item                                                          1993                1992                 1991
- ----                                                          ----                ----                 ----

Maintenance and repairs                                      $7,546              $6,875               $6,608
                                                             ======              ======               ======
