Form 10-Q
period 1994-01-31
PETROLITE CORP
filed 1994-03-17
CIK 77943

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------

For the Quarterly Period Ended   January 31, 1994  Commission file number 0685
                               --------------------                      ------

                               PETROLITE CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                    43-0617572
- -----------------------------------         -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


  369 Marshall Avenue,  St. Louis,   Missouri                   63119
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (314) 961-3500
                                                   ----------------------------

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ----        ----
      On February 1, 1994, there were 11,294,271 outstanding shares of capital stock, without par value.


No. of Pages 7

                                               PART 1. ITEM 1. FINANCIAL STATEMENTS
                                                       PETROLITE CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                           Jan. 31, 1994                  Oct. 31, 1993
                                                                           -------------                  -------------
                                                                                         (Thousands of $)
ASSETS
- ------
Current Assets
  Cash and cash equivalents                                                  $   5,489                        $   8,036
  Securities                                                                       763                              763
  Accounts receivable, less estimated doubtful accounts of
    $1,453,000 and $1,285,000, respectively                                     75,304                           71,978
Inventories-
  Raw materials, parts and supplies                                             28,047                           26,731
  Finished goods                                                                34,965                           34,435
  Reserve for revaluation of inventories to LIFO cost                          (18,718)                         (17,017)
                                                                             ---------                        ---------
                                                                                44,294                           44,149
  Contracts in process                                                             958                              575
  Less progress billings                                                          (866)                            (578)
                                                                             ---------                        ---------
    Net inventories                                                             44,386                           44,146
  Other current assets                                                           2,444                            6,492
                                                                             ---------                        ---------
    Total Current Assets                                                       128,386                          131,415
                                                                             ---------                        ---------

Patents and other intangibles                                                   19,948                           18,755
Investment in Affiliated Companies                                               9,296                            9,309
Other Assets                                                                    18,306                           17,565
                                                                             ---------                        ---------
                                                                                47,550                           45,629
                                                                             ---------                        ---------
Properties
  Buildings                                                                     66,792                           66,754
  Machinery and equipment                                                      206,794                          205,703
  Construction in progress                                                       7,831                            8,498
  Accumulated depreciation                                                    (166,437)                        (164,266)
                                                                             ---------                        ---------
                                                                               114,980                          116,689
  Land                                                                           7,411                            7,412
                                                                             ---------                        ---------
                                                                               122,391                          124,101
                                                                             ---------                        ---------
    Total Assets                                                             $ 298,327                        $ 301,145
                                                                             =========                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Short-term borrowings                                                      $  13,617                        $   9,920
  Accounts payable                                                              32,942                           42,183
  Income taxes payable                                                          10,597                            9,383
  Accrued vacation pay                                                           4,070                            4,070
  Other current liabilities                                                      7,135                            7,799
                                                                             ---------                        ---------
    Total Current Liabilities                                                   68,361                           73,355
                                                                             ---------                        ---------
Other Liabilities
  Long term debt                                                                40,000                           40,000
  Retiree medical benefits                                                      10,885                           10,750
  Other liabilities                                                              2,332                            2,341
                                                                             ---------                        ---------
                                                                                53,217                           53,091
                                                                             ---------                        ---------
Deferred Income Taxes, net                                                       9,525                           11,562
                                                                             ---------                        ---------
    Total Liabilities                                                          131,103                          138,008
                                                                             ---------                        ---------
Stockholders' Equity
  Capital stock, without par value-
  Authorized - 35,000,000 shares
  Issued - 12,201,597 and 12,196,497, respectively                               8,840                            8,694
Accumulated earnings retained for use in the business                          185,390                          181,101
Cumulative translation adjustment                                               (7,757)                          (7,409)
Less treasury stock, at cost (907,326 shares)                                  (19,249)                         (19,249)
                                                                             ---------                        ---------
    Total Stockholders' Equity                                                 167,224                          163,137
                                                                             ---------                        ---------
    Total Liabilities and Stockholders' Equity                               $ 298,327                        $ 301,145
                                                                             =========                        =========

                                                       PETROLITE CORPORATION
                                    CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                                 FOR THREE MONTHS ENDED JANUARY 31


                                                                                  (Unaudited)
                                                                         1994                   1993
                                                                     -----------             ------------
                                                                     (In thousands, except per share data)
Net revenues                                                            $91,796                  $80,163
Cost of product sold and other direct costs                              53,695                   46,320
                                                                        -------                  -------
    Gross profit                                                         38,101                   33,843
                                                                        -------                  -------
Expenses:
  Selling                                                                20,809                   18,205
  Research                                                                3,094                    2,890
  General and administrative                                              5,783                    5,399
                                                                        -------                  -------
                                                                         29,686                   26,494
                                                                        -------                  -------
    Earnings from operations                                              8,415                    7,349

Equity in earnings (loss) of affiliates                                      86                     (123)
Other income (expense), net                                                (139)                      86
                                                                        -------                  -------

Earnings before income taxes and effect of
  changes in accounting principles                                        8,362                    7,312
U.S. and foreign income taxes                                             2,948                    2,486
                                                                        -------                  -------
Net earnings before effect of changes
  in accounting principles                                                5,414                    4,826
Effect of changes in accounting principles                                2,037                   (6,500)
                                                                        -------                  -------

Net earnings (loss)                                                     $ 7,451                  $(1,674)
                                                                        =======                  ========

Earnings per share before effect of changes in
  accounting principles                                                 $   .48                  $    .43
Effect of changes in accounting principles                                  .18                      (.58)
                                                                        -------                  --------

Earnings (loss) per share                                               $   .66                  $   (.15)
                                                                        =======                  ========

Average shares outstanding                                               11,293                   11,281
                                                                        =======                  =======

Dividends per share                                                     $   .28                  $   .28
                                                                        =======                  =======

                                                       PETROLITE CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THREE MONTHS ENDED JANUARY 31

                                                                                  (Unaudited)
                                                                         1994                   1993
                                                                     -----------             ------------
                                                                              (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings (loss)                                                   $ 7,451                  $(1,674)

Adjustments to reconcile net earnings to net cash
 provided by operations -
  Depreciation                                                            5,036                    3,813
  Changes in Accounting Principles                                       (2,037)                   6,500

Changes in assets and liabilities -
  Accounts receivable                                                    (3,326)                   1,279
  Inventories                                                              (240)                   1,281
  Other current assets                                                    4,048                   (1,577)
  Accounts payable and accrued liabilities                               (9,203)                    (140)
Other                                                                      (784)                  (1,412)
                                                                        -------                  -------
  Net cash provided by operating activities                                 945                    8,070
                                                                        -------                  -------

Cash flow from Investing Activities:
  Capital expenditures, net                                              (3,462)                  (5,766)
  Participation in Business Alliance                                       (675)                    (675)
                                                                        -------                  -------
    Net cash used in investing activities                                (4,137)                  (6,441)
                                                                        -------                  -------

Cash Flows from Financing Activities:
  Additional debt, (reduction of debt), net                               3,661                     (211)
  Dividends paid                                                         (3,162)                  (3,159)
  Other                                                                     146                        0
                                                                        -------                  -------
    Net cash used in financing activities                                   645                   (3,370)
                                                                        -------                  -------

Decrease in Cash and Equivalents                                         (2,547)                  (1,741)
Cash and Equivalents at Beginning of Period                               8,036                    8,812
                                                                        -------                  -------
Cash and Equivalents at End of Period                                   $ 5,489                  $ 7,071
                                                                        =======                  =======

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The registrant's financial position at January 31, 1994 reflected a strong current ratio of 1.9:1, a low debt to equity ratio of .3:1, and cash and securities of $6.3 million.
      Capital expenditures in fiscal 1994 are projected to be approximately $23 million which is greater than fiscal 1993 capital expenditures of almost $20 million. Larger projects for fiscal 1994 include a new semi-bulk distribution facility at the Bayport chemical manufacturing plant, replacement of the existing aircraft, and new laboratory and manufacturing office facilities for Eurochem operations in Kirkby, England. Capital expenditures during the first quarter were $3.5 million.
      First quarter revenues totaled $93.6 million, compared with $80.2 million the year before. Revenues for the Industrial, International and Tretolite divisions of the Chemicals Group showed strong improvement resulting in a double digit increase over the prior period. This increase was due in part to the prior year
Welchem acquisition, a strong demand for cold flow improvers due to colder temperatures, and an increase in hydrogen sulfide abatement programs in both domestic and international markets. The Eurochem division increased its sales due primarily to higher demand for oil treatment programs in the Middle East while the Polymers division revenues decreased modestly. Petreco Division revenues were up sharply as equipment shipments increased.
      Net earnings in the first quarter, before adoption of accounting changes in both the current and prior periods, increased
12% to $5.4 million or $.48 per share, from $4.8 million, or $.43 per share. The aforementioned accounting changes consisted of a one-time, non-cash tax credit of $2.0 million, or $.48 per share taken this quarter applicable to the adoption of FAS 109 and a non-recurring charge of $6.5 million, or $.58 per share, taken a year ago to cover medical and other post-retirement benefits associated with the adoption of FAS 106. Net earnings inclusive of the above accounting changes were $7.5 million, or $.66 per share this year as compared to a net loss of $1.7 million or $.15 per share last year.
      For the Chemicals Group, the improvement in earnings was reflective of the improvement in revenues for the Industrial and International divisions. Margins in the Tretolite division, however, continued to be squeezed in the highly competitive domestic oilfield market, and the division posted a decline in earnings. The
Polymers division posted improved earnings due to a more favorable product mix while both the Eurochem and Petreco divisions improved earnings were due to increased revenues.
                  PART II - OTHER INFORMATION
Part II. Item 1.  Legal Proceedings
         None
Part II. Item 2.  Changes in Securities
         None
Part II. Item 3.  Defaults upon senior securities
         None
Part 2, Item 4.  Submission of Matters to a Vote of Security-Holders.
         None
Part 2, Item 5.  Other information
        None
Part 2, Item 6.  Exhibits and Reports on Form 8-K
        None

                          SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PETROLITE CORPORATION
                                        ---------------------
                                        (Registrant)





                                          s/JOHN M. CASPER
                                        --------------------------
                                        John M. Casper
                                        Chief Financial Officer -
                                        Authorized Officer and
                                        Principal Financial Officer





DATE:      March 17, 1994
     -------------------------