Form 10-Q
period 1994-04-30
PETROLITE CORP
filed 1994-06-13
CIK 77943

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

For the Quarterly Period Ended    April 30, 1994   Commission file number  0685
                                ------------------                        ------

                             PETROLITE CORPORATION
- - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                               43-0617572
- - - ------------------------------------------     ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


  369 Marshall Avenue,  St. Louis,   Missouri                63119
- - - --------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code         (314) 961-3500
                                                   -----------------------------

- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ------      ---------

      On May 1, 1994, there were 11,308,526 outstanding shares of capital stock, without par value.


No. of Pages 8

                                  PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                        PETROLITE CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                                                       (Unaudited)
                                                                      April 30, 1994        Oct.31, 1993
                                                                      --------------        ------------
                                                                              (Thousands of $)
ASSETS
- - - ------
Current Assets
  Cash and cash equivalents                                             $   5,364            $   8,036
  Securities                                                                  763                  763
  Accounts receivable, less estimated doubtful
    accounts of $1,443,000 and $1,285,000, respectively                    76,788               71,978
Inventories-
  Raw materials, parts and supplies                                        26,399               26,731
  Finished goods                                                           32,590               34,435
  Reserve for revaluation of inventories to LIFO cost                     (17,157)             (17,017)
                                                                        ----------           ----------
                                                                           41,832               44,149
  Contracts in process                                                      1,211                  575
  Less progress billings                                                   (1,204)                (578)
                                                                        ----------           ----------
    Net inventories                                                        41,839               44,146
  Other current assets                                                      1,990                6,492
                                                                        ----------           ----------
   Total Current Assets                                                   126,744              131,415
                                                                        ----------           ----------

Patents and other intangibles                                              19,442               18,755
Investment in Affiliated Companies                                          9,620                9,309
Other Assets                                                               19,242               17,565
                                                                        ----------           ----------
                                                                           48,304               45,629
                                                                        ----------           ----------
Properties
  Buildings                                                                67,096               66,754
  Machinery and equipment                                                 208,024              205,703
  Construction in progress                                                  8,368                8,498
  Accumulated depreciation                                               (169,946)            (164,266)
                                                                        ----------           ----------
                                                                          113,542              116,689
  Land                                                                      7,409                7,412
                                                                        ----------           ----------
                                                                          120,951              124,101
                                                                        ----------           ----------
    Total Assets                                                        $ 295,999            $ 301,145
                                                                        ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current Liabilities
  Short-term borrowings                                                 $   6,682            $   9,920
  Accounts payable                                                         38,477               42,183
  Income taxes payable                                                      7,569                9,383
  Accrued vacation pay                                                      4,070                4,070
  Other current liabilities                                                 6,242                7,799
                                                                        ----------           ----------
    Total Current Liabilities                                              63,040               73,355
                                                                        ----------           ----------

Other Liabilities
  Long term debt                                                           40,000               40,000
  Retiree medical benefits                                                 10,941               10,750
  Other liabilities                                                         2,358                2,341
                                                                        ----------           ----------
                                                                           53,299               53,091
                                                                        ----------           ----------

Deferred Income Taxes, net                                                  9,525               11,562
                                                                        ----------           ----------

    Total Liabilities                                                     125,864              138,008
                                                                        ----------           ----------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,215,697 and 12,196,497, respectively                         9,337                8,694
Accumulated earnings retained for use in the business                     186,553              181,101
Cumulative translation adjustment                                          (6,506)              (7,409)
Less treasury stock, at cost (907,326 shares)                             (19,249)             (19,249)
                                                                        ----------           ----------
    Total Stockholders' Equity                                            170,135              163,137
                                                                        ----------           ----------

    Total Liabilities and Stockholders' Equity                          $ 295,999            $ 301,145
                                                                        ==========           ==========

                                              PETROLITE CORPORATION
                         CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                            FOR SIX MONTHS ENDED APRIL 30


                                                               3 Months to April 30              6 Months to April 30
                                                            --------------------------       ----------------------------
                                                              1994             1993             1994              1993
                                                            ---------        ---------       ----------        ----------
                                                                       (In thousands, except per share data)

Net revenues                                                $ 90,556         $ 85,944        $ 182,352         $ 166,107
Cost of product sold and other direct costs                   53,175           49,080          106,870            95,400
                                                            ---------        ---------       ----------        ----------
     Gross profit                                             37,381           36,864           75,482            70,707
                                                            ---------        ---------       ----------        ----------

Expenses:
   Selling                                                    21,186           19,324           41,995            37,529
   Research                                                    3,269            3,359            6,363             6,249
   General and administrative                                  5,674            6,462           11,457            11,861
                                                            ---------        ---------       ----------        ----------
                                                              30,129           29,145           59,815            55,639
                                                            ---------        ---------       ----------        ----------
     Earnings from operations                                  7,252            7,719           15,667            15,068

Equity in earnings (loss) of affiliates                          (83)             (20)               3              (143)
Other income (expense), net                                     (483)             175             (622)              261
                                                            ---------        ---------       ----------        ----------

Earnings before income taxes and effect of
    change in accounting principles                            6,686            7,874           15,048            15,186
U.S. and foreign  income taxes                                 2,356            2,677            5,304             5,163
                                                            ---------        ---------       ----------        ----------
Net earnings before effect of change
  in accounting principles                                     4,330            5,197            9,744            10,023
Effect of changes in accounting for income taxes
  (1994) and post-retirement medical benefits (1993)              --               --            2,037            (6,500)
                                                            ---------        ---------       ----------        ----------

Net earnings                                                $  4,330         $  5,197         $ 11,781         $   3,523
                                                            =========        =========       ==========        ==========

Earnings per share before effect of change in
   accounting principles                                    $    .38         $    .46         $    .86         $     .89
Effect of changes in accounting for income taxes
  (1994) and post-retirement medical benefits (1993)              --               --              .18              (.58)
                                                            ---------        ---------       ----------        ----------

Earnings per share                                          $    .38         $    .46         $   1.04         $     .31
                                                            =========        =========       ==========        ==========

Average shares outstanding                                    11,304           11,282           11,299            11,282
                                                            =========        =========       ==========        ==========

Dividends per share                                         $    .28         $    .28         $    .56         $     .56
                                                            =========        =========       ==========        ==========

                                             PETROLITE CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR SIX MONTHS ENDED APRIL 30

                                                                                   (Unaudited)
                                                                            1994                 1993
                                                                         ---------            ---------
                                                                                (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings (loss)                                                    $ 11,781             $  3,523

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation                                                          10,165                7,889
     Changes in Accounting Principles                                      (2,037)               6,500

Changes in assets and liabilities -
     Accounts receivable                                                   (4,810)              (9,949)
     Inventories                                                            2,307               (5,341)
     Other current assets                                                   4,502               (2,126)
     Accounts payable and accrued liabilities                              (6,820)               8,345
Other                                                                        (362)              (5,249)
                                                                         ---------            ---------
     Net cash provided by operating activities                             14,726                3,592
                                                                         ---------            ---------
Cash flow from Investing Activities:
  Capital expenditures, net                                                (7,296)              (11,267)
  Acquisition of Welchem capital assets and intangibles                                         (25,148)
  Participation in Business Alliance                                       (1,125)               (1,350)
  Other, net                                                                                      1,931
                                                                         ---------            ---------
    Net cash used in investing activities                                  (8,421)              (35,834)
                                                                         ---------            ---------

Cash Flows from Financing Activities:
  Additional debt, (reduction of debt), net                                (3,291)              32,564
  Dividends paid                                                           (6,329)              (6,318)
  Other                                                                       643                   26
                                                                         ---------            ---------
     Net cash used in financing activities                                 (8,977)              26,272
                                                                         ---------            ---------

Decrease in Cash and Equivalents                                           (2,672)              (5,970)
Cash and Equivalents at Beginning of Period                                 8,036                8,812
                                                                         ---------            ---------
Cash and Equivalents at End of Period                                    $  5,364             $  2,842
                                                                         =========            =========

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The registrant's financial position at April 30, 1994 reflected a strong current ratio of 2.0:1, a low debt to equity ratio of .3:1, and cash and securities of $6.1 million.
      Capital expenditures (net) during the second quarter and the six months ended April 30, 1994 were $3.8 million and $7.3 million, respectively. Capital expenditures in fiscal 1994 are now projected to be slightly greater than fiscal 1993 expenditures of almost $20 million. Major expenditures for fiscal 1994 include a new semi-bulk distribution facility at the Bayport chemical manufacturing plant, replacement of the existing aircraft, and new laboratory and manufacturing office facilities for Eurochem operations in Kirkby, England.
      Second quarter revenues increased to $90.6 million from $85.9 million the year before. Six month revenues totalled $182.4 million compared with $166.1 million the prior year. Revenues increased for all businesses during both the second quarter and the six months except for the Polymers business, which had decreased revenues due to the expected loss of some commodity wax sales. For the six month period, growing demand for chemical treatment programs overseas was particularly gratifying, resulting in strong double digit increases in revenues in most international locations.
      Net earnings for the second quarter were $4.3 million compared to $5.2 million the year before. Net earnings for the first half, before adoption of accounting changes, were $9.8 million as compared to $10.0 million the prior year.
      Earnings during the second quarter declined primarily as a result of our U.S. and Canadian oil field businesses. Cost cutting moves by major and independent producers in North America which were implemented due to a steep decline in the price of crude oil early in the year severely impacted the profitability of the North American oil field business. In addition, certain areas of our international chemical business declined in the second quarter due to political unrest and currency devaluations, and certain areas of our domestic chemical business declined due to less favorable product mix.

      For the first half all businesses, both domestic and international, showed an improvement in earnings over the comparable prior-year period with the exception of the North American oil field chemicals business.

      As previously reported, the registrant adopted FAS 109 (income taxes) during the first quarter of 1994 and FAS 106 (post-retirement medical benefits) during the first quarter of 1993. The aforementioned accounting changes consisted of a one-time, non-cash tax credit of $2.0 million, or $.18 per share applicable to the adoption of FAS 109 in 1994 and a non-cash, after-tax charge of $6.5 million, or $.58 per share applicable to the adoption of FAS 106 in 1993. Net earnings inclusive of the above accounting changes for the six month period were $11.8 million, or $1.04 per share this year as compared to $3.5 million, or $.31 per share last year.
      Additional information pertaining to the six months ended April 30, 1994 can be found in the Quarterly Report to Shareholders dated May 27, 1994 which is hereby incorporated by reference.

                     PART II - OTHER INFORMATION

Part II. Item 1.  Legal Proceedings
      None

Part II. Item 2.  Changes in Securities
      On March 28, 1994 the registrant declared a dividend distribution of one Right for each outstanding share of capital stock of the Company. This event was reported previously on a Form 8-K filed April 6, 1994. The report on Form 8-K included the form of Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights.

Part II. Item 3.  Defaults upon senior securities
      None

Part II, Item 4. Submission of Matters to a Vote of Security-Holders. The registrant's annual meeting of stockholders was held March 7,
1994. Pursuant to the notice, the only matter submitted to a vote of security-holders was the election of directors. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The number of votes cast for, against or withheld with respect to each nominee for office is as follows:

      Ten million, five hundred nine thousand, five hundred seventy six (10,509,576) votes were cast in favor of the Directors, except for the following votes, which were withheld, to wit:

           Directors                   Votes Withheld
      --------------------------      ---------------
      Paul F. Cornelsen                   33,470
      Andrew B. Craig, III                31,228
      Louis Fernandez                     31,247
      Paul H. Hatfield                    30,528
      William E. Maritz                   31,247
      James E. McCormick                  32,828
      William E. Nasser                   33,605
      Richard L. O'Shields                30,528
      Thomas P. Reidy                     29,928

      Ninety three .05 percent (93.05%) of eligible shares of stock voted in favor of the nine candidates.

Part II, Item 5.  Other information
      None

Part II, Item 6.  Exhibits and Reports on Form 8-K
      The registrant filed a current report on Form 8-K dated March 7, 1994 announcing that at its Annual Meeting of Stockholders on March 7, 1994 two new directors were elected to its Board of Directors and that Michael V. Janes, a Director since 1988, had resigned from its Board of Directors.
      The registrant filed a current report on Form 8-K dated March 28, 1994 announcing that the registrant declared a dividend distribution of one Right for each outstanding share of capital stock of the Company on March 28, 1994. The report on Form 8-K included the form of Rights Agreement between the company and the Rights Agent specifying the terms of the Rights and certain other information about the Rights Agreement and its announcement.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PETROLITE CORPORATION
                                    ----------------------
                                    (Registrant)






                                     s/John M. Casper
                                    -----------------
                                    John M. Casper
                                    Chief Financial Officer -
                                    Authorized Officer and
                                    Principal Financial Officer





DATE:       June 10, 1994
        -------------------