Form 10-Q
period 1994-07-31
PETROLITE CORP
filed 1994-09-13
CIK 77943

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 --------------------------------------

For the Quarterly Period Ended      July 31, 1994    Commission
                               ----------------------
file number    0685
            -------

                               PETROLITE CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                        43-0617572
- - -----------------------------               -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


  369 Marshall Avenue,  St. Louis,   Missouri                 63119
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (314) 961-3500
                                                   ---------------------------

- - ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ---------

      On August 1, 1994, there were 11,308,526 outstanding shares of capital stock, without par value.


No. of Pages 8

                                                   PART 1 - FINANCIAL INFORMATION
                                                       PETROLITE CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                   July 31, 1994            Oct.31, 1993
                                                                   -------------            ------------
ASSETS                                                                          (Thousands of $)
- - ------
Current Assets
  Cash and cash equivalents                                            $  11,335               $   8,036
  Securities                                                                 763                     763
  Accounts receivable, less estimated doubtful
    accounts of $1,420,000 and $1,285,000, respectively                   78,241                  71,978
Inventories-
  Raw materials, parts and supplies                                       26,604                  26,731
  Finished goods                                                          32,839                  34,435
  Reserve for revaluation of inventories to LIFO cost                    (17,738)                (17,017)
                                                                       ---------               ---------
                                                                          41,705                  44,149
  Contracts in process                                                     1,673                     575
  Less progress billings                                                  (1,676)                   (578)
                                                                       ---------               ---------
    Net inventories                                                       41,702                  44,146
  Other current assets                                                     1,478                   6,492
                                                                       ---------               ---------
   Total Current Assets                                                  133,519                 131,415

Patents and other intangibles                                             18,961                  18,521
Investment in affiliated companies                                         9,025                   9,309
Other assets                                                              19,465                  17,799
                                                                       ---------               ---------
                                                                          47,451                  45,629
Properties:
  Buildings                                                               67,129                  66,754
  Machinery and equipment                                                215,420                 205,703
  Construction in progress                                                 5,514                   8,498
  Accumulated depreciation                                              (173,685)               (164,266)
                                                                       ---------               ---------
                                                                         114,378                 116,689
  Land                                                                     7,417                   7,412
                                                                       ---------               ---------
                                                                         121,795                 124,101
                                                                       ---------               ---------
    Total Assets                                                       $ 302,765               $ 301,145
                                                                       =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
  Short-term borrowings                                                $   6,640               $   9,920
  Accounts payable                                                        40,818                  42,183
  Income taxes payable                                                     7,357                   9,383
  Accrued vacation pay                                                     4,070                   4,070
  Other current liabilities                                                9,134                   7,799
                                                                       ---------               ---------
    Total Current Liabilities                                             68,019                  73,355
                                                                       ---------               ---------

Other Liabilities
  Long term debt                                                          40,000                  40,000
  Retiree medical benefits                                                11,099                  10,750
  Other liabilities                                                        2,447                   2,341
                                                                       ---------               ---------
    Total Other Liabilities                                               53,546                  53,091
                                                                       ---------               ---------

Deferred Income Taxes, Net                                                 9,525                  11,562
                                                                       ---------               ---------

    Total Liabilities                                                    131,090                 138,008
                                                                       ---------               ---------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,215,697 and 12,192,597, respectively                        9,337                   8,694
Accumulated earnings retained for use in the business                    187,075                 181,101
Cumulative translation adjustment                                         (5,493)                 (7,409)
Less treasury stock, at cost (907,171 and 907,326, respectively)         (19,244)                (19,249)
                                                                       ---------               ---------
    Total Stockholders' Equity                                           171,675                 163,137
                                                                       ---------               ---------

    Total Liabilities and Stockholders' Equity                         $ 302,765               $ 301,145
                                                                       =========               =========

                                                       PETROLITE CORPORATION
                                    CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                                   FOR NINE MONTHS ENDED JULY 31



                                                     3 Months to July 31     9 Months to July 31
                                                   ----------------------- -----------------------
                                                        1994        1993       1994        1993
                                                   ------------   ---------  --------   ----------
                                                          (In thousands, except per share data)

Net revenues                                          $90,223     $92,597    $272,575     $258,704
Cost of product sold and other direct costs            51,550      53,697     158,420      149,097
                                                      -------     -------    --------     --------
     Gross profit                                      38,673      38,900     114,155      109,607
                                                      -------     -------    --------     --------

Expenses:
   Selling                                             22,252      20,294      64,247       57,823
   Research                                             3,266       3,936       9,629       10,185
   General and administrative                           6,057       6,505      17,514       18,366
                                                      -------     -------    --------     --------
                                                       31,575      30,735      91,390       86,374
                                                      -------     -------    --------     --------
     Earnings from operations                           7,098       8,165      22,765       23,233

Equity in earnings (loss) of affiliates                  (491)          7        (488)         198
Interest expense, net                                    (630)       (327)     (1,985)        (334)
Other income (expense), net                              (159)         69         574            3
                                                      -------     -------    --------     --------

Earnings before income taxes and effect of
    change in accounting principles                     5,818       7,914      20,866       23,100
U.S. and foreign  income taxes                          2,051       2,691       7,355        7,854
                                                      -------     -------    --------     --------
Net earnings before effect of change
  in accounting principles                              3,767       5,223      13,511       15,246
Effect of change in accounting for income taxes
   (1994) and post-retirement medical benefits (1993)      --          --       2,037       (6,500)
                                                      -------     -------    --------     --------

Net earnings                                          $ 3,767     $ 5,223    $ 15,548     $  8,746
                                                      =======     =======    ========     ========

Earnings per share before effect of change in
   accounting principles                              $  0.34     $  0.46    $   1.20     $   1.35
Effect of change in accounting for income taxes
   (1994) and post-retirement medical benefits (1993)      --          --        0.18        (0.58)
                                                      -------     -------    --------     --------

Earnings per share                                    $  0.34     $  0.46    $   1.38     $   0.77
                                                      =======     =======    ========     ========

Average shares outstanding                             11,309      11,283      11,302       11,282
                                                      =======     =======    ========     ========

Dividends per share                                   $  0.28     $  0.28    $   0.84     $   0.84
                                                      =======     =======    ========     ========


                                                       PETROLITE CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR NINE MONTHS ENDED JULY 31


                                                                                    (Unaudited)
                                                                          1994                     1993
                                                                       ----------                --------
                                                                                  (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                         $ 15,548                 $  8,746

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation                                                        15,213                   12,238
     Deferred income taxes                                                   --                     (324)
     Changes in accounting principles                                    (2,037)                   6,500

Changes in assets and liabilities -
     Accounts receivable                                                 (6,263)                 (10,215)
     Inventories                                                          2,444                   (3,766)
     Other current assets                                                 5,014                       76
     Accounts payable and accrued liabilities                            (1,418)                   8,083
     Other                                                                1,064                   (1,968)
                                                                       --------                 --------
     Net cash provided by operating activities                           29,565                   19,370
                                                                       --------                 --------

Cash flow from Investing Activities:
  Capital expenditures, net                                             (12,851)                 (17,600)
  Acquisition of Welchem capital assets and intangibles                      --                  (25,148)
  Investment in Sulfa Scrub technology                                       --                   (6,500)
  Participation in business alliance                                     (1,125)                  (2,025)
  Other, net                                                                 --                    1,931
                                                                       --------                 --------
     Net cash used in investing activities                              (13,976)                 (49,342)
                                                                       --------                 --------

Cash Flows from Financing Activities:
  Additional debt (reduction of debt), net                               (3,364)                  38,189
  Dividends paid                                                         (9,574)                  (9,477)
  Other                                                                     648                      114
                                                                       --------                 --------
     Net cash used in financing activities                              (12,290)                  28,826
                                                                       --------                 --------

Increase (decrease) in Cash and Equivalents                               3,299                   (1,146)
Cash and Equivalents at Beginning of Period                               8,036                    8,812
                                                                       --------                 --------
Cash and Equivalents at End of Period                                  $ 11,335                 $  7,666
                                                                       ========                 ========

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY.
      The registrant's financial position at July 31, 1994 reflected a strong current ratio of 2.0:1, a low debt to equity ratio of .3:1, and cash and securities of $12.1 million. Capital expenditures (net) during the third quarter and the nine months ended July 31, 1994 were $5.6 million and $12.9 million, respectively. Capital expenditures in fiscal 1994 are projected to be slightly greater than fiscal 1993 expenditures of almost $20 million. Major expenditures for fiscal 1994 include a new semi-bulk distribution facility at the Bayport chemical manufacturing plant, replacement of the Company airplane, and new laboratory and manufacturing office facilities for EuroChem operations in Kirkby, England.

QUARTER AND NINE MONTHS ENDED JULY 31, 1994 COMPARED TO QUARTER
AND NINE MONTHS ENDED JULY 31, 1993

      Revenues for the third quarter were off year-to-year, totalling $90.2 million versus $92.6 million last year. Nine month revenues amounted to $272.6 million, compared with $258.7 million a year ago. Net earnings for the third quarter totalled $3.8 million compared with $5.2 million a year ago. Net earnings for the nine months before adoption of accounting changes declined to $13.5 million from $15.2 million the year before.
      As previously reported, the registrant adopted FAS 109 (income taxes) during the first quarter of 1994 and FAS 106 (post-retirement medical benefits) during the first quarter of 1993. These accounting changes consisted of a non-cash tax credit of $2.0 million applicable to the adoption of FAS 109 in 1994 and a non-cash, after-tax charge of $6.5 million applicable to the adoption of FAS 106 in 1993. Net earnings inclusive of the above accounting changes for the nine month period were $15.5 million this year as compared to $8.7 million last year.

BUSINESS DISCUSSION
      The results reflect primarily the reduced revenues from the registrant's U.S. and Canadian oil field chemical operations as major and independent oil producers accelerated their efforts to downsize operations and lower costs in response to the tough economics of oil production in these regions. In response to these deteriorating market conditions, the registrant announced on August 19, 1994 that it intends to reduce by 200 the number of employees working in its U. S. and Canadian oil field chemicals businesses. In addition, the registrant intends to close certain facilities and sell certain under-utilized assets. To cover the costs of these actions, the registrant intends to take a $12.0 million after-tax charge against earnings during the fourth quarter.
      The remainder of registrant's businesses worldwide showed gains in revenues for both the third quarter and nine months, except for the Polymers Division which had decreased revenues for the nine months due to an expected loss of commodity wax sales.
Customer demand, especially in Europe, the Middle East and former
Soviet Union, and the Far East again lifted the performance of the registrant's international chemical operations to near-record levels for the quarter.
      The registrant's refinery chemicals process business overseas strengthened as a result of improved market penetration in the United Kingdom, Italy and Scandinavia, while revenues from the registrant's fuel performance and refinery fuel additives business showed a double-digit increase for the quarter. Programs to mitigate hydrogen sulfide problems also showed strength.
      The earnings of the equipment design business were boosted by overseas sales of turbine fuel treatment systems and oil field dehydrators and additional orders from U.S. refiners seeking system upgrades. Bookings of new projects remained strong.
      Key accounts in the Far East and Europe helped the registrant's polymers businesses post good earnings gains, while demand for performance additives used in plastics processing and personal care products were strong.
      In addition to the previously mentioned weakness in the U.S.
and Canadian oil field markets, which added to already heavy pressure on margins, certain areas of registrant's international chemical business declined in the third quarter due to a number of factors including continued political unrest in certain areas, and currency devaluations.

OUTLOOK
      The registrant's efforts to re-engineer its U.S. and Canadian oil field chemicals businesses, now in the final stages of implementation, position the registrant to realize a steady improvement in the financial performance of these businesses.

                 PART II - OTHER INFORMATION

Part II. Item 1.  Legal Proceedings
         None

Part II. Item 2.  Changes in Securities
         None

Part II. Item 3.  Defaults upon senior securities
         None

Part II, Item 4. Submission of Matters to a Vote of Security-Holders. There were no matters submitted to a vote of security-holders during the period covered by this report.

Part II, Item 5.  Other information
         None
Part II, Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibits filed with this Report:  None
         b) There were no Reports on Form 8-K filed during the quarter ended July 31, 1994.

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PETROLITE CORPORATION
                                          -------------------------
                                          (Registrant)






                                           s/John M. Casper
                                          -------------------------
                                          John M. Casper
                                          Chief Financial Officer -
                                          Authorized Officer and
                                          Principal Financial Officer





DATE:      September 13, 1994
      ---------------------------