Form 10-Q/A
period 1994-07-31
PETROLITE CORP
filed 1994-09-19
CIK 77943

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           __________

                             FORM 8

               AMENDMENT TO APPLICATION OR REPORT
          FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                     PETROLITE CORPORATION
- - --------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

                         AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q as set forth in the pages attached hereto:

     This amendment is solely for the purpose of adding Exhibit
27, Financial Data Schedule.

                           FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             --------------------------------------

For the Quarterly Period Ended  July 31, 1994 Commission file number 0685
                              ----------------                      ------

                       PETROLITE CORPORATION
- - ------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


            Delaware                                 43-0617572
- - --------------------------------------      --------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                Identification No.)


  369 Marshall Avenue,  St. Louis,   Missouri                  63119
- - -----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code    (314) 961-3500
                                                   --------------------

- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

     On August 1, 1994, there were 11,308,526 outstanding shares of capital stock, without par value.

No. of Pages 5
            ---

                 PART II - OTHER INFORMATION

Part II. Item 1.  Legal Proceedings
         None

Part II. Item 2.  Changes in Securities
         None

Part II. Item 3.  Defaults upon senior securities
         None

Part II, Item 4. Submission of Matters to a Vote of Security-Holders. There were no matters submitted to a vote of security-holders during the period covered by this report.

Part II, Item 5.  Other information
         None

Part II, Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibits filed with this Report:  Exhibit 27: Financial Data
Schedule
         b) There were no Reports on Form 8-K filed during the quarter ended July 31, 1994.

                        EXHIBIT INDEX
                        -------------


Exhibit 27.  Financial Data Schedule.                 Page 5

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PETROLITE CORPORATION
                                   ---------------------
                                   (Registrant)






                                    /s/ John M. Casper
                                   ---------------------------
                                   John M. Casper
                                   Chief Financial Officer -
                                   Authorized Officer and
                                   Principal Financial Officer





DATE:     September 16, 1994
      --------------------------