Form 10-K
period 1994-10-31
PETROLITE CORP
filed 1995-01-27
CIK 77943

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 1994

                  Commission file number 0-685

                      PETROLITE CORPORATION

              Incorporated in the State of Delaware
             Employer Identification No.  43-0617572
            369 Marshall Avenue, St. Louis, MO  63119
                     Telephone 314/961-3500


Securities registered pursuant to Section 12(b) of the Act:  None


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


            Yes      X                No
                 ---------                ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 6, 1995, 11,328,778 shares of Capital Stock were outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant (based upon the closing bid price of the Registrant's Capital Stock on January 6, 1995 of $27.50 per share) was approximately $163 million.


     Documents Incorporated by Reference:

     1.   Portions of Petrolite Corporation 1994 Annual Report
          (Part I,  II, III and IV of this Report.)

     2. Portions of Petrolite Corporation Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held March 6, 1995, which Proxy Statement shall be filed wihin 120 days of the end of the Registrant's fiscal year. (Part III of this Report)

                             PART I
ITEM  1.  BUSINESS

     (a) General Development of Business.  The general development
         --------------------------------
of the registrant's business for the fiscal year ended October 31, 1994, is set out in the registrant's 1994 Annual Report to Stockholders on pages 1 through 5 and is incorporated by reference herein. No material changes in the registrant's mode of doing business occurred during the five years ended October 31, 1994.

     (b)  Financial information about Industry Segments.  Industry
          ----------------------------------------------
segment data is set out in the registrant's 1994 Annual Report to Stockholders on pages 13-14 under the caption "1994 Operating Results", page 17 under the caption "Industry Segment Data", page 18 under the caption "Worldwide Operations" and page 28 under the caption "Segment Information", and is incorporated by reference herein.

     (c)  Narrative Description of Business.
          ----------------------------------

          1)  Specialty Chemical Segment.  Specialty chemicals are
              ---------------------------
produced primarily from petrochemicals and petroleum derived raw materials, and include demulsifiers, corrosion inhibitors, drilling fluids, polymers and waxes, water treating chemicals, and fuel and other additives. Sales for the three major product groupings within the specialty chemical segment (oil field chemicals, industrial chemicals, and industrial polymers and waxes) for the three fiscal years through October 31, 1994, are summarized in the 1994 Annual Report to Stockholders on page 17 under the caption "Industry Segment Data" and is incorporated by reference herein.

          Registrant markets its products and services primarily to producers and transporters of crude oil and natural gas, related service companies and petroleum refineries throughout the world through the registrant's own field staff and a limited number of agents and distributors. The registrant also serves other major markets such as adhesives, agribusiness, coatings, packaging, petrochemicals, plastics fabrication, power utilities, and printing inks.

     During the fiscal year ended October 31, 1994, there were no material changes in the kinds of products or services rendered, or in the markets or methods of distribution by registrant. It is the continuing nature of the business for a number of new or improved products to be introduced annually; typically, no individual new product or service is immediately material to sales or earnings.

     Registrant's joint business alliance with Energy BioSystems Corporation (EBC) continues to make steady progress in its efforts to commercialize a breakthrough biocatalytic desulfurization (BDS) process for hydrocarbons. Registrant's participation will include 22% of EBC's worldwide gross profits from biodesulfurization unit sales and fees. In return, registrant will provide development resources, separation technology, engineering know-how and ongoing customer service for all BDS units worldwide.

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

     Foreign operations account for a significant portion of the registrant's specialty chemical business. Non-U.S. revenues were approximately 32% to 33% of total specialty chemical revenues during each of the last three years.

     Orders from customers for specialty chemical products generally are filled from stock or manufactured within a few days or weeks after receipt of the order and, as a result, backlog of orders is not significant in relation to total annual dollar volume of sales.

     The registrant's specialty chemical product lines, oil field chemicals, industrial chemicals, and industrial polymers and waxes are in competition with a number of manufacturers. Competitive companies vary in size from large international companies to small companies which may compete with the registrant in the sale of one product or a line of products. All aspects of this business are considered to be very competitive. Registrant is recognized as a leader in providing services and products to the oil field chemical market. In the registrant's opinion, registrant's overall competitive position in the market has not changed materially in the past fiscal year, although registrant is unable to predict the extent to which its business may be affected by future competition or by consolidations within the industry. Information on acquisitions, joint ventures, and alliances made by the registrant is set out in the registrant's 1994 annual report on page 15 under the caption "Acquisitions, Joint Ventures, and Alliances" and is incorporated by reference herein.

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

     Registrant's equipment customers are located throughout the world and no one customer constitutes a significant portion of the registrant's business on a continuing basis. However, one or several equipment contracts may represent a significant portion of the equipment segment revenues in a particular year.

     Foreign operations account for a significant portion of the registrant's equipment business. Non-U.S. revenues ranged from 43% to 69% of total equipment revenues during the last three years.

     The amount of backlog orders for the equipment segment at October 31, 1994, approximates $11.1 million. Substantially all of these orders are expected to be completed in fiscal 1995. Backlog orders as of October 31, 1993 were $11.5 million.

     The equipment segment is in competition with similar equipment and services offered by other competitors. Although, in registrant's opinion, registrant's competitive position in its equipment business has not changed materially in the past year, the registrant is unable to predict the extent to which its business may be affected by future competition.

     3. Registrant's Business in General - The registrant expended
        --------------------------------
$12,737,000, $13,587,000, and $12,224,000, in fiscal years 1994,
1993 and 1992, respectively, on research activities relating to development of new products and services, and on improvement of existing products and services. During the last three years, approximately 94% to 96% was applicable to the registrant's specialty chemical products segment. The registrant also continued its strong commitment to technology by continuing to increase its emphasis on field applications support which, when combined with the research and development amounts, resulted in total technology expenditures of $23,267,000, $24,444,000, and $21,764,000 in fiscal years 1994, 1993 and 1992, respectively. The registrant directly sponsors substantially all of its research activities.

     The registrant is subject to various federal, state and local laws and regulations concerning environmental matters. The registrant maintains a separate Safety, Health and Environmental Affairs Department charged with the responsibility of monitoring compliance with these various laws and regulations. For fiscal year 1994, these efforts did not result in any material capital expenditure or material charges to income, and it is not likely that these efforts will result in any material capital expenditure or material charges to income during fiscal year 1995.

     Approximately 1,780 persons are employed worldwide by registrant and its subsidiaries.

     (d) Financial Information About Foreign and Domestic
         ------------------------------------------------
Operations and Export Sales.  Information under this caption is
- ----------------------------
included in the registrant's 1994 Annual Report to Stockholders for each of the three years ended October 31, 1994, 1993, and 1992, respectively, on page 18 under the caption "Worldwide Operations" and is incorporated by reference herein.

     Substantially all of the registrant's non-U.S. sales are made to major international companies, national oil companies and utilities, and contractors and distributors of long standing.
Letters of credit are required when and where appropriate. The risk attendant to the foreign business conducted by registrant and its subsidiaries is believed to be greater than the risk involved in doing business within the United States. The registrant protects itself from potential losses due to foreign currency fluctuations through pricing adjustments, maintenance of offsetting asset and liability balances, and utilization of foreign currency futures contracts when deemed appropriate.

ITEM 2. PROPERTIES

     Principal properties of the registrant and its subsidiaries are set forth in the following table:
                                           Type of                  Industry Segment
                                           Facility                       User
                                         -------------             ------------------
Petrolite Corporation -
     Barnsdall, Oklahoma                 Manufacturing             Specialty Chemical
     La Porte, (Bayport) Texas           Manufacturing             Specialty Chemical
     Brea, California                    Real Estate               Corporate
     Houston, Texas                      Sales Office              Specialty Chemical
     Kilgore, Texas                      Manufacturing             Specialty Chemical
     Rancho Dominguez, California        Sales Office and          Specialty Chemical
                                         Warehouse
     Midland, Texas                      Blending and Warehouse    Specialty Chemical
     Tulsa, Oklahoma                     Administrative            Specialty Chemical
     Webster Groves, Missouri            Manufacturing,            Specialty Chemical/
                                         Research and              Corporate
                                         Administrative
     Houston, Texas                      Manufacturing,            Equipment
                                         Engineering and
                                         Administrative
     Pasadena, Texas                     Manufacturing             Specialty Chemical
Consolidated Subsidiaries -
     Luzzato & Figlio (France) S.A.      Sales Office              Specialty Chemical
       (Paris, France)
     Petrolite Canada Inc.               Blending                  Specialty Chemical
       (Nisku, Alberta Canada)
     Petrolite Limited                   Manufacturing and
       (Kirkby, England)                 Administrative            Specialty Chemical
     Petrolite Pacific Pte. Ltd.         Blending                  Specialty Chemical
       (Singapore)
     Petrolite Saudi Arabia Ltd.         Blending                  Specialty Chemical
       (Dammam, Saudi Arabia)
     P.T. Petrolite Indonesia            Manufacturing             Specialty Chemical
        Patrama (Batam, Indonesia)
     Petrolite Suramericana, S.A.        Manufacturing             Specialty Chemical
        (Barcelona, Venezuela)           and Administrative

     All properties are owned by the registrant, except for the following:

     Registrant sold the Pasadena, Texas specialty chemical manufacturing facility on December 15, 1994.

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

ITEM 3. LEGAL PROCEEDINGS

     Various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business are pending against the registrant. Management and legal counsel are of the opinion that any sum the registrant may be required to pay in connection with the ultimate disposition of such proceedings in excess of the amounts recorded or disclosed in the financial statements of the registrant will not have a material adverse effect on its financial condition or results of operations.

     The registrant has been named a potentially responsible party
(PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 with respect to three "Superfund" sites. The registrant has not owned or operated any of the sites and other PRPs also have been so designated with respect to all such sites. Although this law technically imposes joint and several liability on each responsible party at each site, the extent of the registrant's expected financial contribution is expected to be limited based on the number of other PRPs and the relative volumes and types of materials involved at each site that may be attributable to the registrant. The registrant also is involved in remedial response and voluntary environmental cleanup, in some cases under the direction of governmental agencies, at other locations which are not the subject of the Superfund law. Subject to the difficulty in estimating future environmental costs, the registrant expects that any sums it may be required to pay in connection with such environmental matters in excess of the amounts recorded in the financial statements of the registrant will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1994.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     Information regarding registrant's capital stock appears on page 16 of the registrant's 1994 Annual Report to Stockholders under the caption "Stockholders' Equity/Capital Stock" and is incorporated by reference herein. As of January 6, 1995 the registrant had 2,194 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     A summary of selected financial data for the five years ended October 31, 1994 appears on pages 30 and 31 of the registrant's
1994 Annual Report to Stockholders under the caption "11-Year
Summary", and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information under this caption is in the registrant's 1994
Annual Report to Stockholders on pages 13 through 18, under the caption "Financial Review", and on page 24 under the captions
"Short-Term Borrowings and Lines of Credit", and "Long-Term Debt" and is incorporated by reference herein.

     During the fourth quarter, the registrant announced its plan to complete its program to cease manufacturing at its Webster Groves, Missouri facility by October 31, 1995. For additional information, see the caption "Reorganization" on page 26 of the registrant's 1994 Annual Report to Stockholders.

     During fiscal 1994, inflation for both North America and the United Kingdom, which represent a significant part of the registrant's worldwide operations, approximated 2 1/2%. Inflation in other countries of less significance to the registrant generally ranged from 1 1/2% to 9%, except for certain countries in Latin America which experienced much higher inflation rates. Raw material price increases experienced by the registrant approximated the inflation rate in North America and increased only nominally in the United Kingdom over the prior year. The downturn in the North American oilfield marketplace resulted in intense competitive pressures in 1994. These competitive pressures led to flat sales prices throughout the year. Changes in revenues were primarily a result of product volume and product mix rather than sales price adjustments.

     During the first quarter of fiscal 1994, the registrant
adopted Statement of Financial Accounting Standard No. 109,
"Accounting for Income Taxes."   The cumulative effect of
implementing this new standard was a one-time, non-cash tax credit of $2.0 million, or $0.18 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements of the registrant and its subsidiaries, and the Notes to Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated November 30, 1994, appearing on pages 19 through 29, the "Quarterly Results" on page 14, "Industry Segment Data" on page 17, and "Worldwide Operations" information on page 18 in the registrant's 1994 Annual Report to Stockholders, are incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the registrants three most recent fiscal years there were no changes in or disagreements with the registrants independent accountants on accounting or financial disclosure.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a)  Directors of registrant - Information regarding
         -----------------------
identification of directors, in the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting of Stockholders to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorported by reference. Also see information on page 32 of the registrant's Annual Report to Stockholders under the caption "Corporate Organization" which is incorporated by reference herein.

     b) Executive officers of registrant - Executive officers of the registrant, their ages and positions held, are as follows:
                                                           Date elected to      Age at
      Name                        Title                    present office    Oct. 31, 1994
- -------------------     ----------------------------       ---------------   -------------
John M. Casper          Vice President and                     02/14/94           49
                        Chief Financial Officer

Ralph J. Churchill      Vice President,                        08/09/89           50
                        General Manager,
                        Tretolite Division

Toby R. Graves          Vice President;                        06/08/88           48
                        General Manager,
                        Polymers Division

William F. Haberberger  Controller                             03/04/91           44

John F. McCartney       Vice President, General Counsel        08/09/90           58

Charles R. Miller       Corporate Secretary,                   08/12/92           39
                        Associate General Counsel

William E. Nasser       Chairman, President and                05/19/88           55
                        Chief Executive Officer

Derek Redmore           Vice President,                        12/08/93           56
                        Technology

Steven F. Schaab        Treasurer                              01/01/93           42

Richard J. Seidel       Vice President;                        04/08/85           53
                        General Manager,
                        Petreco Division

J.S. Titone             Group Vice President,                  09/15/82           53
                        Chemicals

James M. Zemenick       Vice President,                        06/01/82           47
                        Administration and
                        Corporate Development

     c)  Identification  of certain significant employees - Mr.
         ------------------------------------------------
Stuart Monro joined the registrant in January, 1978. After having served in various sales and managerial positions within international operations, in March of 1989 he was appointed Managing Director of Petrolite Ltd. In June 1991, he was also appointed to the position of General Manager of the newly created EuroChem Division. He holds various diplomas and degrees including a Licentiate in Chemistry and an M.B.A. degree in Management from the City University in London.

     Mr. David Winslett joined Petrolite in December of 1982 with 15 years of refinery and speciality chemical experience. From 1982 to 1989 Winslett was Operations Manager for the European Industrial Chemicals business based in Kirkby, England. Since 1989, he has served in various capacities in Petrolite's St. Louis office, including Vice President in the Industrial Chemicals Division. On June 16, 1993, he was promoted to General Manager of the Industrial Chemicals Division. Winslett is a graduate of the University of Wales with a B.Sc. (Honors) in Chemistry.

     Mr. Francis X. Foran joined Petrolite in April, 1993 when the company acquired the business and certain of the assets of Welchem, Inc. Foran had served at Welchem as head of international operations, and before that he served in various management positions during his 28 years' experience in the oil service industry worldwide. Foran is a graduate of University College
Dublin.

     d)  Business experience - Information regarding business
         -------------------
experience of directors in the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting of Stockholders to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorporated by reference.

     Officers are elected to serve until removed or until a successor has been elected or appointed. Except as noted below, each of the officers in Item 10 (b) has served in his present office for at least five years. The following is a brief description of past positions of those officers who were elected to their present position within the last five years.

     Mr. John M. Casper joined the registrant in February, 1994 as Vice President and Chief Financial Officer. He has 25 years experience in financial and operations management, most recently as Executive Vice President with Mitek, Inc., where he was Chief Financial Officer and responsible for overseas operations in Southeast Asia, Japan, Australia/New Zealand, Africa and Canada.
He holds a B.S. degree from Drexel Institute of Technology and an M.B.A. from Oklahoma State University.

     Dr. Ralph J. Churchill returned to the registrant July 1, 1989 as Vice President-Corporate Development. In June 1990, he became Vice President of Technology and in January 1993, he also was named to the position of Vice President, Marketing. In December, 1993, he was appointed Vice President-Special Projects and in June, 1994, he was appointed vice president and general manager of the Tretolite Division. He served the registrant in various research and management positions before leaving in 1981 to head his own management consulting firm. He holds a Ph.D. in sanitary engineering.

     Mr. William F. Haberberger joined the Registrant in October 1977, as an internal auditor. Since 1980, he has served in various financial managerial positions of the registrant's international operations until his election to Controller on March 4, 1991. He holds a B.S. degree in Business from the University of Missouri - St. Louis and is a certified public accountant.

     Mr. John F. McCartney has served as Assistant General Counsel since joining the registrant in 1973, managing legal aspects of the registrants international operations, primarily working to establish subsidiaries, affiliates and joint venture companies worldwide. He was named Vice President in August 1989. During July 1992, he also assumed responsibility for the administration of the Law Department and now is Vice President, General Counsel.

     Mr. Charles R. Miller joined the registrant in May 1990, as an attorney, and was elected Secretary on August 12, 1992. His title now is Corporate Secretary, Associate

General Counsel. He has fifteen years experience in the public and private practice of law, most recently as an attorney in the executive branch of Missouri state government.

     Mr. William E. Nasser has been an employee of the registrant since 1962. He served as Vice President and General Manager of Petrolite's Specialty Polymers from March 1980 until May 1988, when he was elected President and Chief Operating Officer. In February 1992, he also was elected Chairman of the Board and Chief Executive Officer.

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

     Mr. Steven F. Schaab joined the registrant in November 1992, and was elected Treasurer effective January 1, 1993. He has 19 years of experience in financial and treasury management, most recently with Peabody Holding Company, Inc. A certified public accountant, he holds a B.S.B.A. degree in accounting from the University of Missouri-Columbia.

     e)  Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------
Information regarding compliance with Section 16(a) of the Exchange Act is in the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting of Stockholders to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding Compensation of Executive Officers, Retirement Benefits, and Compensation of Directors is in the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting of Stockholders to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     Information regarding Security Ownership of Certain Beneficial Owners and Management is in registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting, to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Transactions is in registrant's Notice of Annual Meeting and Proxy Statement for the registrant's Annual Meeting, to be held March 6, 1995, which Proxy Statement shall be filed within 120 days of the end of the registrant's fiscal year, hereby is incorporated by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K

     The consolidated financial statements and supplementary information of the registrant have been incorporated by reference under Item 8. With the exception of the aforementioned information, and the information incorporated specifically in Items 1, 5, 6, 7, 8, 10, and 14, the Petrolite Corporation 1994 Annual Report is not to be deemed filed as part of this report. Financial statement schedules listed below should be read in conjunction with financial statements in the 1994 Annual Report to Stockholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

  a) Documents filed as a part of this report:

Financial Statements previously incorporated by reference under Item 8 herein above.

Consolidated statements of earnings for the years ended October 31, 1994, 1993 and 1992.

Consolidated balance sheets at October 31, 1994 and 1993.

Consolidated statements of cash flows for the years ended
October 31, 1994, 1993 and 1992.

Consolidated statements of stockholders' equity for the years ended October 31, 1994, 1993 and 1992.

Notes to consolidated financial statements.

Report of independent accountants

Exhibit Index (Listed by numbers corresponding to the Exhibit
          Table of Item 601 in Regulation S-K)
Exhibit No.
3.1  -       Restated Certificate of Incorporation of the
             Registrant (Incorporated from the definitive Proxy
             Statement dated January 21, 1987, Exhibit B
             and the definitive Proxy Statement dated
             February 3, 1984, Exhibit A).

3.2  -       Bylaws of the Registrant, as adopted and restated
             December 14, 1994.

4.1  -       Note Purchase Agreement dated as of September 3,
             1993, between the Registrant and Equity Life
             Assurance Society of the United States, Aid
             Association for Lutherans,The Canada Life Assurance
             Company, Canada Life Insurance Company of America
             (CLICA), Provident Mutual Life Insurance Company-
             CALIC, Provident Mutual Life and Annuity Company
             of America, Provident Mutual Life Insurance Company
             of Philadelphia-SPDA filed as Exhibit 4 to the
             Registrant's Annual Report on Form 10-K for the year
             ended October 31, 1993, and hereby incorporated by
             reference herein.

4.2  -       Rights Agreement dated as of March 25, 1994,
             between the Registrant and Society National Bank, as
             Rights Agent, filed as Exhibit 4 to the Registrant's
             current report or Form 8-K filed April 16, 1994,
             and hereby incorporated by reference herein.

10.1 -       1987 Stock Incentive Plan filed as an
             Exhibit to the Registrant's Form 10-K Annual Report for the year ended October 31, 1987, and hereby incorporated by reference herein.<F*>

10.2 -       Petrolite 1993 Stock Incentive Plan, as amended on
             August 8, 1994.<F*>

10.3 - Form of Executive Agreement between the Registrant and certain executives of the Registrant, entered into on various dates in August and September, 1994.<F*>


10.4 -       Agreement for sale and purchase of assets dated
             April 5, 1993 between Welchem, Inc. and the
             Registrant, filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed April 28, 1993, and hereby incorporated by reference.

13.1 -       Annual Report to Stockholders

21.1 -       Subsidiaries of the Registrant

23.1 -       Consent of Independent Accountants

24.1 -       Power of Attorney

27.1 -       Financial Data Schedule.

<F*>  Indicates a management contract or compensatory plan or agreement.

b) No reports on Form 8-K were filed with the SEC during the fourth quarter of fiscal 1994.

     Individual financial statements of the registrant's subsidiaries have been omitted since the registrant is primarily an operating registrant and the operating subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at October 31, 1994. Separate financial statements of subsidiaries not consolidated, and 50% or less owned entities (accounted for by the equity method) have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

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

                                                     PETROLITE CORPORATION
                                                     ---------------------

    (Registrant)

                                                     By   s/ John M. Casper
                                                       -------------------------
                                                        John M. Casper
                                                        Vice President and
                                                        Chief Financial Officer

Dated:          January 26, 1995
      ---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  s/ William E. Nasser                           By  s/ John M. Casper
  ------------------------------------               ------------------------------------
    William E. Nasser                                  John M. Casper
    Principal Executive Officer                        Principal Financial Officer
    and Director

Dated:    January 26            , 1995             Dated:    January 26            , 1995
      --------------------------                         --------------------------

By  s/ Paul F. Cornelsen<F*>                       By  s/ William F. Haberberger
  ------------------------------------               ------------------------------------
    Paul F. Cornelsen, Director                        William F. Haberberger
                                                       Principal Accounting Officer

Dated:    January 26            , 1995             Dated:    January 26            , 1995
      --------------------------                         --------------------------

By  s/ Andrew B. Craig<F*>                         By  s/ Louis Fernandez<F*>
  ------------------------------------               ------------------------------------
    Andrew B. Craig, Director                          Louis Fernandez, Director

Dated:    January 26            , 1995             Dated:    January 26            , 1995
      --------------------------                         --------------------------

By  s/ Paul H. Hatfield<F*>                        By  s/ William E. Maritz<F*>
  ------------------------------------               ------------------------------------
    Paul H. Hatfield, Director                         William E. Maritz, Director

Dated:    January 26            , 1995             Dated:    January 26            , 1995
      --------------------------                         --------------------------

By  s/ James E. McCormick<F*>                      By  s/ Richard L. O'Shields<F*>
  ------------------------------------               ------------------------------------
    James E. McCormick, Director                       Richard L. O'Shields, Director

Dated:    January 26            , 1995             Dated:    January 26            , 1995
      --------------------------                         --------------------------

By  s/ Thomas P. Reidy<F*>                         <F*> By
  ------------------------------------                    ----
    Thomas P. Reidy, Director                             Charles R. Miller, Attorney in Fact

Dated:    January 26            , 1995
      --------------------------
