Form 10-Q
period 1995-01-31
PETROLITE CORP
filed 1995-03-16
CIK 77943

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  --------------------------------------

For the Quarterly Period Ended January 31, 1995   Commission file number 0685
                               ----------------                          ----


                           PETROLITE CORPORATION
- - -------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


          Delaware                                     43-0617572
- - ---------------------------------         ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


 369 Marshall Avenue,  St. Louis,   Missouri                   63119
- - -------------------------------------------------------------------------------
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

     On February 1, 1995, there were 11,328,778 outstanding shares of capital stock, without par value.

No. of Pages 9

                           PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                   PETROLITE CORPORATION
                                CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                         Jan. 31, 1995   Oct.31, 1994
                                                         -------------   ------------
ASSETS                                                         (Thousands of $)
- - ------
Current Assets
  Cash and cash equivalents                               $    24,837    $    19,801
  Stock investments                                               763            763
  Accounts receivable, less estimated doubtful
    accounts of $1,121,000 and $1,306,000, respectively        72,514         68,733
Inventories-
  Raw materials, parts and supplies                            28,813         28,174
  Finished goods                                               38,861         33,051
  Reserve for adjustment to LIFO                              (19,016)       (17,427)
                                                          -----------    -----------
                                                               48,658         43,798
  Contracts in process                                            434          1,026
  Less progress billings                                         (860)          (961)
                                                          -----------    -----------
  Net inventories                                              48,232         43,863

  Other current assets                                         14,368         12,557
                                                          -----------    -----------
   Total Current Assets                                       160,714        145,717
                                                          -----------    -----------

Investment in affiliated companies                              9,309          9,223
Patents and other intangibles                                  13,224         17,767
Other assets                                                   15,563         15,169
                                                          -----------    -----------
                                                               38,096         42,159
                                                          -----------    -----------
Properties
  Buildings                                                    65,843         68,027
  Machinery and equipment                                     206,937        223,500
  Construction in progress                                      8,420          6,489
  Accumulated depreciation                                   (168,616)      (178,437)
                                                          -----------    -----------
                                                              112,584        119,579
  Land                                                          5,985          7,484
                                                          -----------    -----------
                                                              118,569        127,063
                                                          -----------    -----------
    Total Assets                                          $   317,379    $   314,939
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                           $     7,866    $     6,124
  Accounts payable                                             40,548         42,114
  Accrued vacation pay                                          3,910          3,910
  Estimated income taxes                                       11,911          9,047
  Accrued reorganization costs                                  5,183          8,667
  Other current liabilities                                    10,381          9,586
                                                          -----------    -----------
    Total Current Liabilities                                  79,799         79,448
                                                          -----------    -----------

Other Liabilities
  Long term debt                                               40,000         40,000
  Retiree medical benefits                                     12,826         12,513
  Minority interest in  consolidated subsidiaries               1,615          1,588
  Other liabilities                                             2,590          2,707
                                                          -----------    -----------
                                                               57,031         56,808
                                                          -----------    -----------

Deferred Income Taxes, net                                     13,094         13,094
                                                          -----------    -----------

    Total Liabilities                                         149,924        149,350
                                                          -----------    -----------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,216,697 and 12,201,597, respectively             9,271          9,248
Less treasury stock, at cost (887,919 and 890,518 shares,
     respectively)                                            (18,699)       (18,744)
Reinvested earnings, beginning of year                        177,404        181,101
Earnings for the period                                         6,229          9,044
Dividends                                                      (3,172)       (12,741)
Cumulative translation adjustment                              (3,578)        (2,319)
                                                          -----------    -----------

    Total Stockholders' Equity                                167,455        165,589
                                                          -----------    -----------

    Total Liabilities and Stockholders' Equity            $   317,379    $   314,939
                                                          ===========    ===========

                                   PETROLITE CORPORATION
                CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                             FOR THREE MONTHS ENDED JANUARY 31

                                                       (Unaudited)
                                                1995                 1994
                                              --------             --------
                                          (In thousands, except per share data)
Net revenues                                  $ 92,323             $ 91,796
Cost of product sold and other direct costs     56,046               53,695
                                              --------             --------
     Gross profit                               36,277               38,101
                                              --------             --------

Expenses:
   Selling                                      19,160               20,809
   Research                                      2,811                3,094
   General and administrative                    5,786                5,783
                                              --------             --------
                                                27,757               29,686
                                              --------             --------
     Earnings from operations                    8,520                8,415

Equity in earnings of affiliates                   243                   86
Other income (expense), net                        747                 (139)
                                              --------             --------

Earnings before income taxes and effect of
    change in accounting principle               9,510                8,362
U.S. and foreign  income taxes                   3,281                2,948
                                              --------             --------
Net earnings before effect of change
  in accounting principle                        6,229                5,414
Effect of change in accounting principle            --                2,037
                                              --------             --------
Net earnings                                  $  6,229             $  7,451
                                              ========             ========

Earnings per share before effect of change
   in accounting principle                    $   .55              $    .48
Effect of change in accounting principle           --                   .18
                                              --------             --------
Earnings per share                            $    .55             $    .66
                                              ========             ========

Average shares outstanding                      11,327               11,293
                                              ========             ========

Dividends per share                           $    .28             $    .28
                                              ========             ========

                                   PETROLITE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THREE MONTHS ENDED JANUARY 31
                                                                  (Unaudited)
                                                              1995           1994
                                                          -----------    -----------
                                                                (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                            $     6,229    $     7,451

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                              4,792          5,036
     Change in accounting principle                                 -         (2,037)
     Gain on sale of fixed assets                              (1,719)          (426)

Changes in assets and liabilities -
     Accounts receivable                                       (3,781)        (3,326)
     Inventories                                               (4,369)          (240)
     Other current assets                                      (1,811)         4,048
     Accounts payable and accrued liabilities                  (1,316)        (9,203)
     Other                                                      1,956           (784)
                                                          -----------    -----------
     Net cash provided by operating activities                    (19)           519
                                                          -----------    -----------

Cash flow from Investing Activities:
     Capital expenditures, net                                 (3,726)        (3,036)
     Proceeds from sale of plant                               10,106              -
     Investment in business alliance                                -           (675)
                                                          -----------    -----------
     Net cash provided by investing activities                  6,380         (3,711)
                                                          -----------    -----------

Cash Flows from Financing Activities:
     Additional borrowing, net                                  1,779          3,661
     Dividends paid                                            (3,172)        (3,162)
     Sales of Common Stock                                         68            146
                                                          -----------    -----------
     Net cash used in financing activities                     (1,325)           645
                                                          -----------    -----------

Net increase (Decrease) in Cash and Equivalents                 5,036         (2,547)
Cash and Equivalents at Beginning of Period                    19,801          8,036
                                                          -----------    -----------
Cash and Equivalents at End of Period                     $    24,837    $     5,489
                                                          ===========    ===========

PART 1. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

     Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the registrant's 1994 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1994, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the registrant.
     In the opinion of the registrant, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Balance Sheets as of January 31, 1995 and October 31, 1994, the Statements of Earnings for the three months ended January 31, 1995 and 1994 and the Statements of Cash Flows for the three months ended January 31, 1995 and 1994. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.
     In the fourth quarter of fiscal 1994, the registrant recorded a $20 million pretax charge for reorganization of its Specialty Chemicals segment operations. Reorganization actions through October 31, 1994 included the early retirement or voluntary severance of employees, the decision to discontinue all chemical manufacturing at Webster Groves, Missouri, and Clear Lake, Texas, the decision to discontinue ethoxylation activities at Barcelona, Venezuela, and the decision to discontinue production of microcrystalline waxes at the registrant's Barnsdall, Oklahoma, and Kilgore, Texas, facilities. At October 31, 1994, $6.8 million of the severance accrual and $1.9 million of plant shutdown costs were recognized as a liability on the registrant's balance sheet. During the first quarter of fiscal 1995, $3.5 million of severance costs relating to the elimination of 128 jobs as of October 31, 1994 and 22 jobs during the first quarter, were charged against the reorganization accrual leaving a remaining balance of $3.3 million of severance costs and $1.9 million of plant shutdown costs as a liability on the company's balance sheet at January 31, 1995.

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the registrant's 1994 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1994.
     The registrant's financial position at January 31, 1995 reflected a current ratio of 2.0:1, a low debt-to-equity ratio of .3:1, and cash and securities of $25.6 million. The registrant expects its strong financial position to continue.
     Capital expenditures in fiscal 1995 are projected to be approximately $23 million as compared to fiscal 1994 capital
expenditures of almost $22 million.   Major projects for 1995
include the continued expansion and upgrade of the Bayport and Kirkby chemical manufacturing plants, additional investment in containers that are more environmentally safe, upgrading the Nisku, Canada, blending and distribution facilities, and modification of contract treating trucks. Capital expenditures during the first quarter were $3.7 million.

     First quarter revenues totaled $92.3 million, compared with $91.8 million the year before. The EuroChem Division posted significant gains in revenues resulting from increased sales to oil producers in the North Sea, the Middle East and Africa. Only sales in the Former Soviet Union declined as economic conditions there caused operational budgets to tighten. The Polymers Division registered sales gains in almost every market segment, especially in the graphic arts industry. The Petreco Division completed two large contracts during the first quarter which significantly increased its revenues this year over the prior period.
     While the Tretolite Division's revenues were down on a year-to-year basis, the recent gain of new business and the prospect of additional business gains during this year is encouraging. The political unrest and monetary destabilization in Mexico had a negative impact on the sales of the International Division, as several very large treatment programs were suspended. Meanwhile, the oil field business in Venezuela and Canada continued to improve. Unseasonably warm weather slowed sales of cold flow improvers and some fuel performance additives for the Industrial Chemicals Division. Overall, however, the division secured new accounts that should add to its market share in both the fuel performance and refinery fuel additives markets.
     Net earnings in the first quarter increased to $6.2 million, or $0.55 per share, from last year's $5.4 million, or $0.48 per share, excluding a one-time, non-cash tax credit of $2.0 million, or $0.18 per share. Included in first quarter earnings was a pretax gain of $1.1 million from the sale of the Clear Lake manufacturing plant in Texas.
     The EuroChem Division posted strong gains in earnings in line with its significant gains in revenues. The Petreco Division nearly doubled its earnings of a year ago, and the division's backlog of order remains strong for crude oil desalting and dehydrating equipment and turbine full treating systems. The Polymers Division registered a double-digit earnings improvement, despite higher raw material costs. While performance of the Chemicals Group businesses strengthened as a result of the reorganization last year, earnings declined on a year-to-year comparison due to a decline in revenues as previously mentioned and increases in raw material prices.

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

Part 2, Item 5.  Other information

     None

Part 2, Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 27. Financial Data Schedule

     (b) The Registrant filed a Current Report on Form 8-K dated December 9, 1994 reporting information under Item 5. The Registrant filed a Current Report on Form 8-K dated February 7, 1995, reporting information under Item 5.

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



DATE:       March 15, 1995
      --------------------------