Form 10-Q
period 1995-04-30
PETROLITE CORP
filed 1995-06-14
CIK 77943

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington D.C.  20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       --------------------------------------

For the Quarterly Period Ended  April 30, 1995  Commission file number  0685
                                --------------                          ----


                                PETROLITE CORPORATION
- - ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                  43-0617572
- - ----------------------------------           ---------------------------------

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
Yes   X      No
    ------      ---------
      On May 1, 1995, there were 11,328,778 outstanding shares of capital stock, without par value.

No. of Pages 10

                                  PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                         PETROLITE CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                                                        (Unaudited)
                                                                       April 30, 1995     Oct. 31, 1994
                                                                       --------------     -------------
ASSETS                                                                         (Thousands of $)
- - ------
Current Assets
  Cash and cash equivalents                                               $  18,924         $  19,801
  Stock investments                                                             763               763
  Accounts receivable, less estimated doubtful
    accounts of $1,938,000 and $1,306,000, respectively                      75,837            68,733
Inventories-
  Raw materials, parts and supplies                                          27,145            28,174
  Finished goods                                                             39,895            33,051
  Reserve for adjustment to LIFO                                            (18,935)          (17,427)
                                                                          ---------         ---------
                                                                             48,105            43,798
  Contracts in process                                                        1,126             1,026
  Less progress billings                                                       (216)             (961)
                                                                          ---------         ---------
  Net inventories                                                            49,015            43,863

  Other current assets                                                       13,368            12,557
                                                                          ---------         ---------
   Total Current Assets                                                     157,907           145,717
                                                                          ---------         ---------

Investment in affiliated companies                                           11,569             9,223
Patents and other intangibles                                                12,725            17,767
Other assets                                                                 16,690            15,169
                                                                          ---------         ---------
                                                                             40,984            42,159
                                                                          ---------         ---------
Properties
  Buildings                                                                  65,831            68,027
  Machinery and equipment                                                   208,667           223,500
  Construction in progress                                                    8,625             6,489
  Accumulated depreciation                                                 (170,986)         (178,437)
                                                                          ---------         ---------
                                                                            112,137           119,579
  Land                                                                        6,014             7,484
                                                                          ---------         ---------
                                                                            118,151           127,063
                                                                          ---------         ---------
    Total Assets                                                          $ 317,042         $ 314,939
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
  Notes payable                                                           $  11,132         $   6,124
  Accounts payable                                                           35,703            42,114
  Accrued vacation pay                                                        3,910             3,910
  Estimated income taxes                                                      9,722             9,047
  Accrued reorganization costs                                                4,550             8,667
  Other current liabilities                                                  10,294             9,586
                                                                          ---------         ---------
    Total Current Liabilities                                                75,311            79,448
                                                                          ---------         ---------

Other Liabilities
  Long term debt                                                             40,000            40,000
  Retiree medical benefits                                                   13,139            12,513
  Minority interest in consolidated subsidiaries                              1,619             1,588
  Other liabilities                                                           2,473             2,707
                                                                          ---------         ---------
                                                                             57,231            56,808
                                                                          ---------         ---------

Deferred Income Taxes, net                                                   13,094            13,094
                                                                          ---------         ---------

    Total Liabilities                                                       145,636           149,350
                                                                          ---------         ---------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,216,697 and 12,201,597, respectively                           9,271             9,248
Less treasury stock, at cost (887,919 and 890,518 shares, respectively)     (18,699)          (18,744)
Surplus, beginning of year                                                  177,404           181,101
Earnings for the period                                                      10,518             9,044
Dividends                                                                    (6,344)          (12,741)
Cumulative translation adjustment                                              (744)           (2,319)
                                                                          ---------         ---------

    Total Stockholders' Equity                                              171,406           165,589
                                                                          ---------         ---------

    Total Liabilities and Stockholders' Equity                            $ 317,042         $ 314,939
                                                                          =========         =========

                                            PETROLITE CORPORATION
                         CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                        FOR SIX MONTHS ENDED APRIL 30


                                                                   (Unaudited)
                                                   3 Months to April 30    6 Months to April 30
                                                   --------------------    --------------------
                                                     1995        1994        1995        1994
                                                     ----        ----        ----        ----
                                                       (In thousands, except per share data)
Net revenues                                        $ 94,010   $ 90,556   $ 186,333   $ 182,352
Cost of product sold and other direct costs           57,161     53,175     113,207     106,870
                                                    --------   --------   ---------   ---------
     Gross profit                                     36,849     37,381      73,126      75,482
                                                    --------   --------   ---------   ---------

Expenses:
   Selling                                            22,258     21,186      42,368      41,995
   Research                                            3,632      3,269       6,443       6,363
   General and administrative                          4,458      5,674       9,294      11,457
                                                    --------   --------   ---------   ---------
                                                      30,348     30,129      58,105      59,815
                                                    --------   --------   ---------   ---------
     Earnings from operations                          6,501      7,252      15,021      15,667

Equity in earnings (loss) of affiliates                  311        (83)        554           3
Other income (expense), net                             (505)      (483)        242        (622)
                                                    --------   --------   ---------   ---------

Earnings before income taxes and effect of
    change in accounting principle                     6,307      6,686      15,817      15,048
U.S. and foreign income taxes                          2,018      2,356       5,299       5,304
                                                    --------   --------   ---------   ---------
Net earnings before effect of change
  in accounting principle                              4,289      4,330      10,518       9,744
Effect of change in accounting for income taxes            -          -           -       2,037
                                                    --------   --------   ---------   ---------

Net earnings                                        $  4,289   $  4,330   $  10,518   $  11,781
                                                    ========   ========   =========   =========

Earnings per share before effect of change in
   accounting principle                             $   0.38   $   0.38   $    0.93   $    0.86
Effect of change in accounting for income taxes            -          -           -        0.18
                                                    --------   --------   ---------   ---------

Earnings per share                                  $   0.38   $   0.38   $    0.93   $    1.04
                                                    ========   ========   =========   =========

Average shares outstanding                            11,329     11,304      11,328      11,299
                                                    ========   ========   =========   =========

Dividends per share                                 $   0.28   $   0.28   $    0.56   $    0.56
                                                    ========   ========   =========   =========

                                          PETROLITE CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR SIX MONTHS ENDED APRIL 30, 1995

                                                                                   (Unaudited)
                                                                              1995              1994
                                                                              ----              ----
                                                                                 (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                             $ 10,518          $ 11,781

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                            9,486            10,165
     Change in accounting principle                                               -            (2,037)
     Gain on sale of fixed assets                                            (1,490)             (672)

Changes in assets and liabilities -
     Accounts receivable                                                     (7,104)           (4,810)
     Inventories                                                             (5,152)            2,307
     Other current assets                                                      (811)            4,502
     Accounts payable and accrued liabilities                                (5,317)           (6,820)
     Accrued reorganization costs                                            (4,117)                -
     Other                                                                      888              (362)
                                                                           --------          --------
     Net cash provided (used in) by operating activities                     (3,099)           14,054
                                                                           --------          --------

Cash flow from Investing Activities:
     Capital expenditures, net                                               (7,359)           (7,296)
     Net gain on sale of minor fixed assets                                     150               672
     Proceeds from sale of plant                                             10,335                 -
     Investment in joint venture & business alliance                           (449)           (1,125)
                                                                           --------          --------
     Net cash provided by investing activities                                2,677            (7,749)
                                                                           --------          --------

Cash Flows from Financing Activities:
     Additional borrowing (repayment of), net                                 5,821            (3,291)
     Dividends paid                                                          (6,344)           (6,329)
     Sales of Common Stock                                                       68               643
                                                                           --------          --------
     Net cash used in financing activities                                     (455)           (8,977)
                                                                           --------          --------

Net Decrease in Cash and Equivalents                                           (877)           (2,672)
Cash and Equivalents at Beginning of Period                                  19,801             8,036
                                                                           --------          --------
Cash and Equivalents at End of Period                                      $ 18,924          $  5,364
                                                                           ========          ========

PART 1. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

      Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the registrant's 1994 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1994, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the registrant.
      In the opinion of the registrant, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Balance Sheets as of April 30, 1995 and October 31, 1994, the Statements of Earnings for the six months ended April 30, 1995 and 1994 and the Statements of Cash Flows for the six months ended April 30, 1995 and 1994. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.
      In the fourth quarter of fiscal 1994, the registrant recorded a $20 million pretax charge for reorganization of its Specialty Chemicals segment operations. Reorganization actions through October 31, 1994 included the early retirement or voluntary severance of employees, the decision to discontinue all chemical manufacturing at Webster Groves, Missouri, and Clear Lake, Texas, the decision to discontinue ethoxylation activities at Barcelona, Venezuela, and the decision to discontinue production of microcrystalline waxes at the registrant's Barnsdall, Oklahoma, and Kilgore, Texas, facilities. At October 31, 1994, $6.8 million of the severance accrual and $1.9 million of plant shutdown costs were recognized as a liability on the registrant's balance sheet. During the first quarter of fiscal 1995, $3,500,000 of severance costs were charged against the reorganization accrual. During the second quarter, $345,000 of severance costs and $288,000 of plant shutdown costs were charged against the reorganization accrual leaving a remaining balance of $2,939,000 of severance costs and $1,612,000 of plant shutdown costs as a liability on the registrant's balance sheet at April 30, 1995.

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY.
      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the registrant's 1994 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1994.
      The registrant's financial position at April 30, 1995 reflected a current ratio of 2.1:1, a low debt-to-equity ratio of .3:1, and cash and securities of $19.7 million. The registrant expects its strong financial position to continue.
      Capital expenditures (net) during the second quarter and the six months ended April 30, 1995 were $3.0 million and $7.4 million, respectively.
Capital expenditures in fiscal 1995 are now projected to be approximately $20 million as compared to fiscal 1994 capital expenditures of almost $22 million. Major projects for 1995 include the continued expansion and upgrade of the Bayport and Kirkby chemical manufacturing plants, additional investment in containers that are more environmentally safe, upgrading the Nisku, Canada, blending and distribution facilities, and closing expenditures on the new laboratory and manufacturing office facilities for Eurochem operations in Kirkby, England.

QUARTER AND SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO QUARTER AND SIX MONTHS ENDED APRIL 30, 1994

      Revenues for the second quarter amounted to $94.0 million versus $90.6 million a year ago. For the first half, revenues increased to $186.3 million from $182.4 million. Net earnings for the second quarter totaled $4.3 million, or $0.38 per share, matching the performance for the period a year ago. Earnings for the first six months, before an accounting change, increased 7 percent to $10.5 million or $0.93 per share, from $9.8 million, or $0.86 per share a year ago. As previously reported, earnings in the first quarter last year benefited from a $2.0 million tax credit that inflated first half net income to $11.8 million or $1.04 per share.

BUSINESS DISCUSSION
      The Polymers Division posted an increase in revenues and earnings for the quarter and six months. Its key product lines, especially those used as additives in mold release agents, graphic arts materials, adhesives, and coatings, showed gains in both domestic and international markets. The division's Commercial Development program continued to generate new specialty business using core chemical technologies in novel applications, and its new partnership company, Bareco Products, commenced operations.
      Strong equipment sales to the refining industry enabled the Petreco Division to post its fourth-best quarterly profit in 10 years and its best first half on record. Sales of new crude oil desalters and retrofitting services for older units led the results. Though the market for fuel treating systems and oil field dehydrators has softened in recent months, the division's backlog of equipment orders remains solid.
      Increased revenues from oil field operations in the Middle East and North Sea helped the Eurochem Division turn in a solid second quarter performance though not matching the record results of a year ago. Profitability also declined as operating costs rose and margins tightened, partially the result of a weak U.S. dollar. Sales to the former Soviet Union regained some momentum, though a major oil field start-up program there is winding down as expected.
      The Chemical Group's performance in the quarter declined, in part the result of a bad debt write-off of nearly $1.0 million in its International Division's operations in Mexico brought about by the devaluation of the Mexican peso. Operations in Venezuela and Canada continued to improve while business in the Pacific Rim showed a gain in revenue.
      Performance of the group's Tretolite Division reflected the continued overall weakness of the oil industry in the United States. The new XTENDSM service for oil well protection continued to find favor with customers and a newly established Independent Producer Group, focused on the needs of smaller customers, should help strengthen that business.
      Low refinery margins and unseasonably warm weather combined to slow the performance of the group's Industrial Chemicals Division, although new refinery process and fuel additive business gained in the period should help provide improved results later in the year.

                         PART II - OTHER INFORMATION

Part II. Item 1.  Legal Proceedings

      None

Part II. Item 2.  Changes in Securities

      None

Part II. Item 3.  Defaults upon senior securities

      None

Part II, Item 4.  Submission of Matters to a Vote of Security-Holders.

      The registrant's annual meeting of stockholders was held March 6, 1995. Pursuant to the notice, the only matter submitted to a vote of security-holders was the election of directors. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The number of votes cast for, against or withheld with respect to each nominee for office is as follows:
      Nine million, eight hundred thirty one thousand, seven hundred ninety nine (9,831,799) votes were cast in favor of the Directors, except for the following votes, which were withheld, to wit:

         Directors                      Votes Withheld
         ---------                      --------------
    Paul F. Cornelsen                       25,528
    Andrew B. Craig, III                    66,075
    Louis Fernandez                         37,550
    Wayne J. Grace                          23,395
    Paul H. Hatfield                        23,685
    William E. Maritz                       25,104
    James E. McCormick                      23,031
    William E. Nasser                       26,832
    Richard L. O'Shields                    26,485
    Fairfax F. Pollnow                      38,095
    Thomas P. Reidy                         20,231

      At least ninety-nine .33 percent (99.33%) of eligible shares of stock were voted in favor of each of the eleven nominees.

Part II, Item 5.  Other information

      None

Part II, Item 6.  Exhibits and Reports on From 8-K

      (a)   Exhibit 27.  Financial Data Schedule

      (b) The registrant filed a current report on Form 8-K dated March 6, 1995, reporting information under Item 5.


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



                                          PETROLITE CORPORATION
                                          ---------------------
                                          (Registrant)






                                           s/John M. Casper
                                          ---------------------
                                          John M. Casper
                                          Chief Financial Officer -
                                          Authorized Officer and
                                          Principal Financial Officer





DATE:    June 13, 1995
      -------------------