Form 10-K
period 1995-10-31
PETROLITE CORP
filed 1996-01-26
CIK 77943

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 1995

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

Exhibits Index is on pages 17 through 19

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                   Yes      X                No
                      ------------             ------------


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


      As of January 5, 1996, 11,332,948 shares of Capital Stock were outstanding (after deducting 887,749 held in treasury). The aggregate market value of the voting shares held by non-affiliates of the Registrant (based upon the closing bid price of the Registrant's Common Stock on January 5, 1996 of $27.75 per share) was approximately $165 million.


      Documents Incorporated by Reference:

      1. Portions of Petrolite Corporation 1995 Annual Report (Part I, II, III and IV of this Report).

      2. Portions of Petrolite Corporation Notice of Annual Meeting and Proxy Statement dated January 23, 1996 (Part III of this Report).

                                    PART I

ITEM  1.  BUSINESS
      (a) General Development of Business.  The Registrant was incorporated
          --------------------------------
under the laws of the state of Delaware in 1930. The general development of the Registrant's business for the fiscal year ended October 31, 1995, is set out in the Registrant's 1995 Annual Report to Stockholders on pages 12 through 17 and is incorporated by reference herein. No material changes in the Registrant's mode of doing business occurred during the five years ended October 31, 1995.
      (b)  Financial information about Industry Segments.  Industry segment
           ----------------------------------------------
data is set out in the Registrant's 1995 Annual Report to Stockholders on pages 12-13 under the caption "Consolidated Operating Results", page 16 under the caption "Industry Segment Data", page 17 under the caption "Worldwide Operations" and page 28 under the caption "Segment Information", and is incorporated by reference herein.
      (c)  Narrative Description of Business.
           ----------------------------------
      1.   Specialty Chemical Segment.  Specialty chemical products are
           ---------------------------
produced primarily from petrochemicals and petroleum-derived raw materials. The products include demulsifiers, corrosion inhibitors, drilling fluids, polymers and waxes, water treating chemicals, and fuel and other additives. Sales for the three major product groupings within the specialty chemical segment (oil field chemicals, industrial chemicals, and industrial polymers and waxes) for the three fiscal years through October 31, 1995, are summarized in the 1995 Annual Report to Stockholders on page 16 under the caption "Industry Segment Data", which summary is incorporated by reference herein.
      Registrant markets its products and services primarily to producers and transporters of crude oil and natural gas, related service companies and petroleum refineries throughout the world through the Registrant's own field staff and a limited number of agents and distributors. The Registrant also serves other major markets such as adhesives, agribusiness, coatings, packaging, petrochemicals, plastics fabrication, power utilities, and printing inks.
      During the fiscal year ended October 31, 1995, there were no material changes in the kinds of products or services rendered, or in the Registrant's methods of distribution.  The U.S. domestic market continues to be difficult and highly competitive, as producers and refiners seek to reduce costs in light of tight market conditions. It is the continuing nature of the business for a number of new or improved products to be introduced annually; typically, no individual new product or service is immediately material to sales or earnings.
      Registrant is dependent on the availability of petrochemicals and petroleum-derived raw materials and supplies, which have been available in the past in adequate quantities. In the past year, Registrant's operations were not affected materially by any raw material shortages. Registrant presently does not foresee any shortage of materials in the near future.
      Registrant has numerous patents, patent applications, and licenses under patents, of various durations which, in the aggregate, are material to the operations of the Registrant. The Registrant, however, does not believe that expiration of any particular patent or group thereof would have a material adverse effect upon its business as a whole.
      The specialty chemical business is not considered to be seasonal. The Registrant traditionally has carried sufficient inventory at various stages of production to respond quickly to the needs of its customers. Accounts receivable generally are due within thirty days of invoicing, and letters of credit are employed when deemed appropriate. The Registrant believes that its practices are consistent with industry standards.
      Registrant's customers are located throughout the world and no one customer constitutes more than 10% of the Registrant's business. Non-U.S. revenues were approximately 32% to 38% of total specialty chemical revenues during each of the last three years.
      Orders from customers for specialty chemical products generally are filled from stock or manufactured within a few days or weeks after receipt of the order and, as a result, backlog of orders is not significant in relation to total annual dollar volume of sales.
      The Registrant's specialty chemical product lines, oil field chemicals, industrial chemicals, and industrial polymers and waxes are in competition with a number of manufacturers.  Competitive companies vary in size from large international companies to small companies which may compete with the Registrant in the sale of one product or a line of products. All aspects of this business are considered to be very competitive. In the Registrant's opinion, Registrant's overall competitive position in the market has not changed materially in the past fiscal year, although Registrant is unable to predict the extent to which its business may be affected by future competition or by consolidations within the industry. Information on acquisitions, joint ventures, and alliances made by the Registrant is set out in the Registrant's 1995 annual report on page 14 under the caption "Acquisitions, Joint Ventures, and Alliances" and is incorporated by reference herein.
      2.  Equipment Segment - The equipment segment designs, installs and
          -----------------
services processing equipment for petroleum, petrochemical and electrical power generating industries. Products and services are marketed both domestically and in foreign countries through the Registrant's own field staff and a limited number of agents and distributors.
      During the fiscal year ended October 31, 1995, there were no material changes in the kinds of products or services rendered, or in the Registrant's methods of distribution. During the past year the Registrant has not had, and in the foreseeable future does not anticipate, any shortage of raw materials. Certain products of the equipment segment are covered under patents, patent applications, and licenses under patents. Registrant does not believe that expiration of any particular patent or group thereof would have a material adverse effect upon its business as a whole.
      The equipment segment business is not seasonal, but is subject to the business cycles of the industries which it serves.
      This segment primarily produces processing equipment upon order from customers. Accounts receivable generally are due within thirty days of invoicing, and letters of credit are employed when deemed appropriate. The Registrant believes that its practices are consistent with industry standards.
      Registrant's equipment customers are located throughout the world and no one customer constitutes a significant portion of the Registrant's business on a continuing
basis. However, one or several equipment contracts may represent a significant portion of the equipment segment revenues in a particular year. Non-U.S. revenues ranged from 44% to 69% of total equipment revenues during the last three years.
      The amount of backlog orders for the equipment segment at October 31, 1995, approximates $8.2 million. Substantially all of these orders are expected to be completed in fiscal 1996. Backlog orders as of October 31, 1994 were $11.1 million.
      The equipment segment is in competition with similar equipment and services offered by other competitors. Although, in Registrant's opinion, Registrant's competitive position in its equipment business has not changed materially in the past year, the Registrant is unable to predict the extent to which its business may be affected by future competition.
      3. Registrant's Business in General - The Registrant expended $12.8
         --------------------------------
million, $12.7 million, and $13.6 million in fiscal years 1995, 1994 and
1993, respectively, on research activities relating to development of new products and services, and on improvement of existing products and services. During the last three years, approximately 94% to 96% was applicable to the Registrant's specialty chemical products segment. The Registrant also continued its commitment to technology through its emphasis on field applications support which, when combined with the research and development amounts, resulted in total technology expenditures of $20.6 million,
$23.3 million and $24.4 million in fiscal years 1995, 1994 and 1993, respectively. The Registrant directly sponsors substantially all of its research activities.
      The Registrant is subject to various federal, state and local laws and regulations concerning environmental matters. The Registrant maintains a separate Safety, Health and Environmental Affairs Department charged with the responsibility of monitoring compliance with these various laws and regulations. For fiscal year 1995, these efforts did not result in any material capital expenditure or material charges to income, and it is not likely that these efforts will result in any material capital expenditure or material charges to income during fiscal year 1996.
      Approximately 1,748 persons are employed worldwide by Registrant and its subsidiaries.
      (d) Financial Information About Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.  Information under this caption is included in the
-------------
Registrant's 1995 Annual Report to Stockholders for each of the three years ended October 31, 1995, 1994, and 1993, respectively, on page 17 under the caption "Worldwide Operations" and is incorporated by reference herein.
      Substantially all of the Registrant's non-U.S. sales are made to major international companies, national oil companies and utilities, and contractors and distributors, some of long standing. Letters of credit are required when and where appropriate. The risk attendant to the foreign business conducted by Registrant and its subsidiaries is believed to be greater than the risk involved in doing business within the United States.
The Registrant protects itself from potential losses due to foreign currency fluctuations through pricing adjustments, maintenance of offsetting asset and liability balances, and utilization of foreign currency futures contracts when deemed appropriate.

ITEM 2. PROPERTIES
      Principal properties of the Registrant and its subsidiaries are set forth in the following table:

                                         Type of                        Industry Segment
                                         Facility                             User
                                     ----------------                 --------------------
Petrolite Corporation -
      Barnsdall, Oklahoma                 Manufacturing                 Specialty Chemical
      La Porte, (Bayport) Texas           Manufacturing                 Specialty Chemical
      Brea, California                    Real Estate                   Corporate
      Kilgore, Texas                      Manufacturing                 Specialty Chemical
      Rancho Dominguez, California        Sales Office and              Specialty Chemical
                                          Warehouse
      Midland, Texas                      Blending and Warehouse        Specialty Chemical
      Tulsa, Oklahoma                     Administrative                Specialty Chemical
      Webster Groves, Missouri            Manufacturing,                Specialty Chemical/
                                          Research and                  Corporate
                                          Administrative


      Houston, Texas                      Manufacturing,                Equipment
                                          Engineering and
                                          Administrative

Consolidated Subsidiaries -
      Luzzatto & Figlio (France) S.A.     Sales Office                  Specialty Chemical
        (Paris, France)
      Petrolite Canada Inc.               Blending                      Specialty Chemical
        (Nisku, Alberta Canada)
      Petrolite Limited                   Manufacturing and
        (Kirkby, England)                 Administrative                Specialty Chemical
      Petrolite Pacific Pte. Ltd.         Blending                      Specialty Chemical
        (Singapore)
      Petrolite Saudi Arabia Ltd.         Blending                      Specialty Chemical
        (Dammam, Saudi Arabia)
      P.T. Petrolite Indonesia            Manufacturing                 Specialty Chemical
         Patrama (Batam, Indonesia)
      Petrolite Suramericana, S.A.        Blending                      Specialty Chemical
         (Barcelona, Venezuela)           and Administrative


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

ITEM 3. LEGAL PROCEEDINGS
      Various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business are pending against the Registrant. Management and legal counsel are of the opinion that any sum the Registrant may be required to pay in connection with the ultimate disposition of such proceedings in excess of the amounts recorded or disclosed in the financial statements of the Registrant will not have a material adverse effect on its financial condition or results of operations.
      The Registrant has been named a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 with respect to three "Superfund" sites. The Registrant has not owned or operated any of the sites and other PRPs also have been so designated with respect to each such site. Although this law technically imposes joint and several liability on each responsible party at each site, the extent of the Registrant's expected financial contribution is expected to be limited based on the number of other PRPs and the relative volumes and types of materials involved at each site that may be attributable to the Registrant. The Registrant also is involved in remedial response and voluntary environmental cleanup, in some cases under the direction of governmental agencies, at other locations which are not the subject of the Superfund law. Subject to the difficulty in estimating future environmental costs, the Registrant expects that any sums it may be required to pay in connection with such environmental matters in excess of the amounts recorded in the financial statements of the Registrant will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS
      Information regarding Registrant's capital stock appears on page 15 of the Registrant's 1995 Annual Report to Stockholders under the caption "Stockholders' Equity/Capital Stock" and is incorporated by reference herein. As of January 5, 1996 the Registrant had 2,084 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA
      A summary of selected financial data for the five years ended October 31, 1995 appears on pages 30 and 31 of the Registrant's 1995 Annual Report to Stockholders under the caption "11-Year Summary", and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Information under this caption is in the Registrant's 1995 Annual Report to Stockholders on pages 12 through 17, under the caption "Financial Review", and on page 24 under the captions "Short-Term Borrowings and Lines of Credit, and Long-Term Debt" and is incorporated by reference herein.
      Also during the fourth quarter of 1994, the Registrant recorded a $20,025,000 pretax charge for reorganization of its Specialty Chemical operations. For additional information on this charge, see the caption "Reorganization" on page 24 of the Registrant's 1995 Annual Report to Stockholders.
      During fiscal 1995, the United States, Canada, and several major countries in Europe including the United Kingdom, France and Germany, which collectively represent a significant part of the Registrant's worldwide operations, experienced inflation in the range of 3% to 4%. Inflation in other countries of less significance to the Registrant generally range from 2% to 10%, except for certain countries in Latin America and the former Soviet Union which experienced much higher inflation rates.

      Raw material price increases experienced by the Registrant approximated 5% in North America and 14% in the United Kingdom. These raw material price increases generally could not be passed along to customers in the Registrant's price-sensitive markets and accounted for the majority of the reduction in gross profit reported by the Registrant as compared to the prior year. The remainder of the reduction in gross profit was attributable primarily to reduced sales volume.
      In addition to raw material price increases, the Registrant's chemical business continued to face difficult market conditions, especially in North America where the petroleum industry continued to reconfigure itself in response to tight market conditions. Profit margins in the refinery markets also tightened as competitive pressures increased and refiners continued to downsize operations in the wake of their own lower profitability. The Registrant anticipates that this market will remain substantially unchanged for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Consolidated Financial Statements of the Registrant and its subsidiaries, and the Notes to Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated November 30, 1995, appearing on pages 18 through 29, the "Quarterly Results" on page 13, "Industry Segment Data" on page 16, and "Worldwide Operations" information on page 17 in the Registrant's 1995 Annual Report to Stockholders, are incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      During the Registrant's two most recent fiscal years there were no changes in or disagreements with the Registrant's independent accountants on accounting or financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      a)  Directors of Registrant - Information regarding directors on
          -----------------------
pages 5 through 8 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference. Also see information on page 32 of the Registrant's Annual Report to Stockholders under the caption "Corporate Organization" which is incorporated by reference herein.
      b) Executive officers of Registrant - Executive officers of the
         --------------------------------
Registrant, their ages and positions held, are as follows:

                                                                  Date elected to         Age at
           Name                             Title                  present office      Oct. 31, 1995
---------------------------  --------------------------------     ---------------      -------------

Paul H. Hatfield <F1>         Chairman, President and             11/20/95                  59
                              Chief Executive Officer

John M. Casper                Vice President and                  02/14/94                  50
                              Chief Financial Officer

Ralph J. Churchill            Vice President,                     08/09/89                  51
                              General Manager,
                              Tretolite Division

Toby R. Graves                Vice President;                     06/08/88                  49
                              General Manager,
                              Polymers Division

William F. Haberberger        Controller                          03/04/91                  45

John F. McCartney             Vice President,                     08/09/90                  59
                              General Counsel

Charles R. Miller             Corporate Secretary,                08/12/92                  40
                              Associate General Counsel

William E. Nasser <F2>        Former Chairman, President          05/19/88                  56
                              and Chief Executive Officer

Derek Redmore                 Vice President,                     12/08/93                  57
                              Technology



Steven F. Schaab              Treasurer                           01/01/93                  43

Richard J. Seidel <F3>        Vice President                      04/08/85                  54
                              General Manager,
                              Petreco Division

James M. Zemenick             Vice President,                     06/01/82                  48
                              Administration and
                              Corporate Development


<F1>  Paul H. Hatfield was elected to succeed William E. Nasser as chairman, president and chief executive officer at a meeting of the company's board of directors held on November 20, 1995.

<F2>  William E. Nasser retired as chairman, president and chief executive officer on November 20, 1995.

<F3>  Richard J. Seidel resigned as a vice president and General Manager effective November 30, 1995.

      c)  Identification  of certain significant employees - Mr. Stuart
          ------------------------------------------------
Monro joined the Registrant in January, 1978. After having served in various sales and managerial positions in international operations, in March of 1989 he was appointed Managing Director of Petrolite Ltd. In June 1991, he also was appointed to the position of General Manager of the newly created EuroChem Division. He holds various diplomas and degrees including a Licentiate in Chemistry and an M.B.A. degree in Management from the City University in London.
      Mr. David Winslett joined the Registrant in December of 1982 with 15 years of refinery and specialty chemical experience. From 1982 to 1989 he was Operations Manager for the European Industrial Chemicals business based in Kirkby, England. Since 1989, he has served in various capacities in Petrolite's St. Louis office, including Vice President in the Industrial Chemicals Division. On June 16, 1993, he was named General Manager of the Industrial Chemicals Division. He is a graduate of the University of Wales with a B.Sc. (Honors) in Chemistry.
      Mr. Francis X. Foran joined the Registrant in April, 1993 when the Registrant acquired the business and certain of the assets of Welchem, Inc. He had served at

Welchem as head of international operations, and before that he served in various management positions during his 28 years' experience in the oil service industry worldwide. He is a graduate of University College Dublin.
      d)  Business experience - Information regarding business experience
          -------------------
of directors, on pages 6 and 7 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference.
      Officers are elected to serve until removed or until a successor has been elected or appointed. Except as noted below, each of the officers in
Item 10 (b) has served in his present office for at least five years. The following is a brief description of past positions of those officers who were elected to their present position within the last five years.
      Mr. Paul H. Hatfield joined the Registrant on November 20, 1995, as chairman, president and chief executive officer. Prior to joining the Registrant, Mr. Hatfield served as chief executive officer of Protein Technologies International, a subsidiary of Ralston Purina Company. He retired from Ralston in the fall of 1994 after 34 years, 17 of those as an officer. Since mid-August, 1995, he had served as the Registrant's vice chairman, responsible for the operations of the Chemicals Group. He holds a B.S. in Agricultural Economics and a M.S. in Economics/Marketing, both from Kansas State University.
      Mr. John M. Casper joined the Registrant in February, 1994 as Vice President and Chief Financial Officer. He has 25 years of experience in financial and operations management, most recently as Executive Vice President with Mitek, Inc., where he was Chief Financial Officer and responsible for overseas operations in Southeast Asia, Japan, Australia/New Zealand, Africa and Canada. He holds a B.S. degree from Drexel Institute of Technology and an M.B.A. from Oklahoma State University.
      Dr. Ralph J. Churchill returned to the Registrant July 1, 1989 as Vice President-Corporate Development. In June 1990, he became Vice President of Technology and in January 1993, he also was named to the position of Vice President, Marketing. In December, 1993, he was appointed Vice President-Special Projects and in June, 1994, he was appointed vice president and general manager of the Tretolite Division. He served the Registrant in various research and management positions before leaving in 1981 to head his own management consulting firm.  He holds a Ph.D. in engineering.
      Mr. William F. Haberberger joined the Registrant in October 1977, as an internal auditor. Since 1980, he has served in various financial managerial positions of the Registrant's international operations until his election to Controller on March 4, 1991. He holds a B.S. degree in Business from the University of Missouri - St. Louis and is a certified public accountant.
      Mr. John F. McCartney joined the Registrant in 1973, managing legal aspects of the Registrant's international operations, primarily working to establish subsidiaries, affiliates and joint venture companies worldwide. He was named Vice President in August 1989. During July 1992, he also assumed responsibility for the administration of the Law Department and now is Vice President, General Counsel.
      Mr. Charles R. Miller joined the Registrant in May 1990, as an attorney, and was elected Secretary on August 12, 1992. His title now is Corporate Secretary, Associate General Counsel. He has fifteen years experience in the public and private practice of law.
      Dr. Derek Redmore joined the Registrant as a research chemist in 1965 and was promoted to group Leader in 1966. From 1972 to 1993, he held various managerial positions with increasing responsibility in Research and Development, most recently Director of Technology Support. In December 1993, he was elected Vice President, Technology. He earned his B.Sc. and Ph.D. degrees in Organic Chemistry at the University of Nottingham.
      Mr. Steven F. Schaab joined the Registrant in November 1992, and was elected Treasurer effective January 1, 1993. He has 19 years of experience in financial and treasury management, most recently with Peabody Holding Company, Inc. A certified public accountant, he holds a B.S.B.A. degree in accounting from the University of Missouri-Columbia.
      e)  Compliance with Section 16(a) of the Exchange Act.  Information
          --------------------------------------------------
regarding compliance with Section 16(a) of the Exchange Act, on page 15 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION
      Information regarding Compensation of Executive Officers, Retirement Benefits, and Compensation of Directors on pages 9 through 14 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT
      Information regarding Security Ownership of Certain Beneficial Owners and Management set out on pages 3 through 5 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information appearing under Certain Transactions on pages 8 and 9 of the Registrant's Notice of Annual Meeting and Proxy Statement dated January 23, 1996, hereby is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      FORM 8-K
      The consolidated financial statements and supplementary information of the Registrant have been incorporated by reference under Item 8. With the exception of the aforementioned information, and the information incorporated specifically in Items 1, 5, 6, 7, 8, 10, and 14, the Petrolite Corporation 1995 Annual Report is not to be deemed filed as part of this report. Financial statement schedules listed below should be read in conjunction with financial statements in the 1995 Annual Report to Stockholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

 a)   Documents filed as a part of this report:

      Financial Statements previously incorporated by reference under Item 8 herein above.

      Consolidated statements of earnings for the years ended October 31, 1995, 1994 and 1993 as shown on page 18 of the Registrant's 1995 Annual Report to Stockholders.

      Consolidated balance sheets at October 31, 1995 and 1994 as shown on page 19 of the Registrant's 1995 Annual Report to Stockholders.

      Consolidated statements of cash flows for the years ended October 31, 1995, 1994 and 1993 as shown on page 20 of the Registrant's 1995 Annual Report to Stockholders.

      Consolidated statements of stockholders' equity for the years ended October 31, 1995, 1994 and 1993 as shown on page 21 of the Registrant's 1995 Annual Report to Stockholders.

      Notes to consolidated financial statements as shown on pages 22 through 28 of the Registrant's 1995 Annual Report to Stockholders.

      Report of independent accountants as shown on page 29 of the Registrant's 1995 Annual Report to Stockholders.

      Exhibit Index (Listed by numbers corresponding to the Exhibit
            Table of Item 601 in Regulation S-K)

      Exhibit No.
      3.1   -     Restated Certificate of Incorporation of the Registrant,
                  incorporated by reference from the Notice of Annual Meeting and Proxy Statement dated January 21, 1987, Exhibit B and
                  the Notice of Annual Meeting and Proxy Statement dated
                  February 3, 1984, Exhibit A.

      3.2   -     Bylaws of the Registrant, as adopted and restated
                  December 14, 1994, incorporated by reference from the
                  Registrant's Form 10-K Annual Report for the year ended
                  October 31, 1994.



      4.1   -     Note Purchase Agreement dated as of September 3,1993,
                  between the Registrant and Equity Life Assurance Society
                  of the United States, Aid Association for Lutherans, The
                  Canada Life Assurance Company, Canada Life Insurance
                  Company of America(CLICA), Provident Mutual Life Insurance
                  Company-CALIC, Provident Mutual Life and Annuity Company of
                  America, Provident Mutual Life Insurance Company of
                  Philadelphia-SPDA, incorporated by reference from the
                  Registrant's Form 10-K Annual Report for the year ended
                  October 31, 1993.

      4.2   -     Rights Agreement dated as of March 25, 1994, between the
                  Registrant and Society National Bank, as Rights Agent,
                  incorporated by reference from the Registrant's Form 8-K
                  filed April 16, 1994.

      4.3   -     Amendment No. 1 to the Rights Agreement dated as of March 25,
                  1994, between the Registrant and Society National Bank as
                  Rights Agent, incorporated by reference from the
                  Registrant's Form 8-K filed December 13, 1994.

      4.4   -     Amendment No. 2 to the Rights Agreement dated as of March 25,
                  1994, between the Registrant and Society National Bank as
                  Rights Agent, incorporated by reference from the
                  Registrant's Form 8-K filed February 14, 1995.

      10.1  -     1987 Stock Incentive Plan, incorporated by reference from the
                  Registrant's Notice of Annual Meeting and Proxy Statement
                  dated January 21, 1987, Exhibit A.<F*>

      10.2  -     Petrolite 1993 Stock Incentive Plan, as amended on August 8,
                  1994, incorporated by reference from the Registrant's
                  Form 10-K Annual Report for the year ended October 31,
                  1994.<F*>

      10.3  -     Form of Executive Agreement between the Registrant and
                  certain executives of the Registrant, incorporated by
                  reference from the Registrant's Form 10-K Annual Report
                  for the year ended October 31, 1994.<F*>



      10.4  -     Petrolite Corporation Non-Qualified Savings Plan effective
                  October 1, 1995, and form of Compensation Reduction
                  Agreement.<F*>

      10.5  -     Management Agreement dated as of August 11, 1995 with a
                  director of the Registrant.<F*>

      10.6  -     Stock Option Agreement dated as of August 11, 1995 with a
                  director of the Registrant.<F*>

      10.7  -     Agreement terminating a Management Agreement and a Stock
                  Option Agreement with a director effective November 20,
                  1995.<F*>

      10.8  -     Agreement between the Registrant and William E. Nasser
                  dated as of November 20, 1995.<F*>

      13.1  -     Those portions of the 1995 Annual Report to Stockholders
                  expressly incorporated by reference herein

      21.1  -     Subsidiaries of the Registrant

      23.1  -     Consent of Independent Accountants

      24.1  -     Power of Attorney

      27.1  -     Financial Data Schedule.

      99    -     Notice of Annual Meeting and Proxy Statement

<F*>  Indicates a management contract or compensatory plan or agreement.

b) No reports on Form 8-K were filed with the SEC during the fourth quarter of fiscal 1995.

      Individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and the operating subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which, together, exceed 5 percent of total consolidated assets at October 31, 1995. Separate financial statements of subsidiaries not consolidated, and 50% or less owned entities (accounted for by the equity method) have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

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

                                          PETROLITE CORPORATION
                                          ---------------------
      (Registrant)


                                          By   s/ John M. Casper
                                            -----------------------------
                                              John M. Casper
                                              Vice President and
                                              Chief Financial Officer
Dated:       January 26, 1996
      -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   s/ Paul H. Hatfield                  By   s/ John M. Casper
   -------------------------------          ---------------------------------
     Paul H. Hatfield                          John M. Casper
     Principal Executive Officer               Principal Financial Officer
     and Director

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By                                        By   s/ William F. Haberberger
  --------------------------------          ---------------------------------
     Paul F. Cornelsen, Director               William F. Haberberger
                                               Principal Accounting Officer

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By   s/ Andrew B. Craig<F*>               By   s/ Louis Fernandez<F*>
  --------------------------------          ---------------------------------
     Andrew B. Craig, Director                 Louis Fernandez, Director

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By   s/ Wayne J. Grace<F*>                By   s/ William E. Maritz<F*>
  --------------------------------          ---------------------------------
     Wayne J. Grace, Director                  William E. Maritz, Director

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By   s/ William E. Nasser <F*>            By   s/ Richard L. O'Shields<F*>
  --------------------------------          ---------------------------------
     William E. Nasser, Director               Richard L. O'Shields, Director

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By   s/ Fairfax F. Pollnow <F*>           By
  --------------------------------          ---------------------------------
     Fairfax F. Pollnow, Director              Thomas P. Reidy, Director

Dated:    January 26        , 1996        Dated:    January 26         , 1996
      ----------------------                    -----------------------

By   s/ Joseph T. Williams <F*>           [FN]
  --------------------------------        <F*> By  s/ Charles R. Miller
 Joseph T. Williams, Director                    ----------------------------
                                           Charles R. Miller, Attorney in Fact
Dated:    January 26        , 1996
      ----------------------