Form 10-Q
period 1996-01-31
PETROLITE CORP
filed 1996-03-15
CIK 77943

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             --------------------------------------

For the Quarterly Period Ended   January 31, 1996  Commission file number  0685
                               -------------------                        -----


                              PETROLITE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               Delaware                                  43-0617572
---------------------------------------     -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


  369 Marshall Avenue,  St. Louis,   Missouri                   63119
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

     On February 1, 1996, there were 11,334,948 outstanding shares of capital stock, without par value.

No. of Pages 8

                             PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                     PETROLITE CORPORATION
                                  CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                         Jan. 31, 1996       Oct. 31, 1995
                                                        --------------     ----------------
ASSETS                                                           (Thousands of $)
Current Assets
  Cash and cash equivalents                            $        37,510    $          33,662
  Accounts receivable, less estimated doubtful
    accounts of $1,300,000 and $1,121,000 respectively          62,542               63,352
Inventories-
  Raw materials, parts and supplies                             20,489               19,984
  Finished goods                                                35,715               35,574
  Reserve for adjustment to LIFO                               (18,512)             (18,541)
                                                        --------------     ----------------
                                                                37,692               37,017
  Contracts in process                                           2,063                   13
  Less progress billings                                        (2,457)                (321)
                                                        --------------     ----------------
  Net inventories                                               37,298               36,709

  Other current assets                                          12,048               12,115
                                                        --------------     ----------------
   Total Current Assets                                        149,398              145,838
                                                        --------------     ----------------

Investment in affiliated companies                              13,146               13,116
Patents and other intangibles                                    8,883                9,505
Other assets                                                    13,642               12,752
                                                        --------------     ----------------
                                                                35,671               35,373
                                                        --------------     ----------------
Properties
  Buildings                                                     62,711               63,325
  Machinery and equipment                                      151,401              152,346
  Other fixed assets                                            45,326               51,180
  Construction in progress                                       6,296                4,159
  Accumulated depreciation                                    (167,214)            (166,369)
                                                        --------------     ----------------
                                                                98,520              104,641
  Land                                                           6,667                6,733
                                                        --------------     ----------------
                                                               105,187              111,374
                                                        --------------     ----------------
    Total Assets                                       $       290,256    $         292,585
                                                        ==============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                        $         3,695    $           4,594
  Accounts payable                                              33,850               33,880
  Accrued vacation pay                                           4,000                4,000
  Estimated income taxes                                         4,501                3,378
  Accrued reorganization costs                                   2,734                2,734
  Other current liabilities                                     17,699               18,248
                                                        --------------     ----------------
    Total Current Liabilities                                   66,479               66,834
                                                        --------------     ----------------
Other Liabilities
  Long term debt                                                40,000               40,000
  Retiree medical benefits                                      13,343               13,192
  Minority interest in consolidated subsidiaries                 1,462                1,404
  Other liabilities                                                857                  913
                                                        --------------     ----------------
                                                                55,662               55,509
                                                        --------------     ----------------
Deferred Income Taxes, net                                      10,777               10,778
                                                        --------------     ----------------
    Total Liabilities                                          132,918              133,121
                                                        --------------     ----------------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,222,697 and 12,216,697, respectively              9,435                9,389
Less treasury stock, at cost (887,749 and 887,919
 shares, respectively)                                         (18,694)             (18,694)
Reinvested earnings, beginning of year                         170,943              177,404
Earnings for the period                                          3,283                6,231
Dividends                                                       (3,173)             (12,691)
Cumulative translation adjustment                               (4,456)              (2,175)
                                                        --------------     ----------------
    Total Stockholders' Equity                                 157,338              159,464
                                                        --------------     ----------------
    Total Liabilities and Stockholders' Equity         $       290,256    $         292,585
                                                        ==============     ================

                                       PETROLITE CORPORATION
                   CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                FOR THREE MONTHS ENDED JANUARY 31



                                                                               (Unaudited)
                                                                       1996                   1995
                                                                   -----------             -----------
                                                                  (In thousands, except per share data)
Net revenues                                                      $    86,842             $    92,323
Cost of product sold and other direct costs                            52,130                  56,046
                                                                   -----------             -----------
     Gross profit                                                      34,712                  36,277
                                                                   -----------             -----------

Expenses:
   Selling                                                             21,094                  19,160
   Research                                                             4,181                   2,811
   General and administrative                                           5,902                   5,786
                                                                   -----------             -----------
                                                                       31,177                  27,757
                                                                   -----------             -----------
     Earnings from operations                                           3,535                   8,520

Equity in earnings of affiliates                                        1,106                     243
Other income, net                                                         259                     747
                                                                   -----------             -----------

Earnings before income taxes                                            4,900                   9,510
U.S. and foreign income taxes                                           1,617                   3,281
                                                                   -----------             -----------

Net earnings                                                      $     3,283             $     6,229
                                                                   ===========             ===========

Earnings per share                                                $      0.29             $      0.55
                                                                   ===========             ===========

Average shares outstanding                                             11,333                  11,327
                                                                   ===========             ===========

Dividends per share                                               $      0.28             $      0.28
                                                                   ===========             ===========

                                   PETROLITE CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THREE MONTHS ENDED JANUARY 31


                                                                            (Unaudited)
                                                                       1996            1995
                                                                    ----------       ----------
                                                                        (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                     $    3,283       $    6,229

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                      4,529            4,792
     Gain on sale of fixed assets                                        (506)          (1,719)

Changes in assets and liabilities -
     Accounts receivable                                                   49           (3,781)
     Inventories                                                       (1,055)          (4,369)
     Other current assets                                                   2           (1,811)
     Accounts payable and accrued liabilities                           1,226           (1,316)
     Other                                                             (1,438)           1,956
                                                                    ----------       ----------
     Net cash provided by (used in) operating activities                6,090              (19)
                                                                    ----------       ----------

Cash flow from Investing Activities:
     Capital expenditures, net                                         (3,630)          (3,726)
     Proceeds from sale of airplane                                     5,250                -
     Proceeds from sale of plant                                            -           10,106
                                                                    ----------       ----------
     Net cash provided by investing activities                          1,620            6,380
                                                                    ----------       ----------

Cash Flows from Financing Activities:
     (Payment of debt) additional borrowing, net                         (734)           1,779
     Dividends paid                                                    (3,173)          (3,172)
     Sales of Common Stock                                                 45               68
                                                                    ----------       ----------
     Net cash used in financing activities                             (3,862)          (1,325)
                                                                    ----------       ----------

Net increase in Cash and Equivalents                                    3,848            5,036
Cash and Equivalents at Beginning of Period                            33,662           19,801
                                                                    ----------       ----------
Cash and Equivalents at End of Period                              $   37,510       $   24,837
                                                                    ==========       ==========

PART 1. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

     Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the registrant's 1995 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1995, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the registrant.
     In the opinion of the registrant, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Balance Sheets as of January 31, 1996 and October 31, 1995, the Statements of Earnings for the three months ended January 31, 1996 and 1995 and the Statements of Cash Flows for the three months ended January 31, 1996 and 1995. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and
Results of Operations presented in the registrant's 1995 Annual
Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1995.

     The registrant's financial position at January 31, 1996 reflected a current ratio of 2.2:1, a low debt-to-equity ratio of
 .3:1, and cash and securities of $37.5 million. The registrant expects its strong financial position to continue.
     Capital expenditures in fiscal 1996 are projected to approximate $14 million, as compared to fiscal 1995 capital
expenditures of $12.6 million.   Major capital projects for 1996
include the continued expansion and upgrade of the Bayport and Kirkby manufacturing plants; additional investment in containers that are more environmentally safe; additional investment in distribution vehicles, including both contract treating and delivery trucks; and expansion of the UNILIN alcohol capacity at the Barnsdall, Oklahoma, manufacturing facility. Capital expenditures (net) during the first quarter were $3.6 million.

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995.

     The registrant's net earnings for the first quarter totaled $3.3 million, or $0.29 per share on revenues of $86.8 million.
This compares with $6.2 million, or $0.55 per share, a year ago and $2.1 million, or $0.19 per share, last quarter. Comparative performance was affected by two non-recurring items: First, this quarter's results included a $1.0 million, or $0.06 per share, expense for an exclusive license for corrosion-control technology to broaden the registrant's product offering to the refinery process market. Secondly, earnings a year ago included a non-operating gain of $1.1 million, or $0.07 per share, from the sale of the registrant's Clear Lake, Texas, plant. Absent these non-recurring items, earnings would have totaled $4.0 million, or $0.35 per share, compared with $5.5 million, or $0.48 per share, a year ago.
     The registrant's North American energy chemical business posted its strongest performance since the first quarter last year, despite continued high raw material costs. Aggressive cost-control efforts helped the oil field chemical operations stem the downward earnings trend of recent quarters, while unseasonably cold weather over much of the United States was a factor in generating higher refinery process chemical sales for the industrial operations.
     Earnings from overseas energy chemical operations declined somewhat as generally improved sales were more than offset by delayed ordering patterns and tight margins on sales to the Middle East.
     The registrant's polymers business posted increased earnings on lower sales, which reflected softness in some domestic markets and the continuing transfer of wax business to Bareco Products, a marketing partnership with Pennzoil started in April of last year.
     The registrant's equipment business recorded lower results, reflecting a smaller backlog of orders.

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

Part 2, Item 5.  Other information

        None

Part 2, Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 27. Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended January 31, 1996.


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





DATE:       March 8, 1996
     --------------------------