Form 10-Q
period 1996-04-30
PETROLITE CORP
filed 1996-06-14
CIK 77943

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------

For the Quarterly Period Ended   April 30, 1996  Commission file number   0685
                              -------------------                      -------


                                PETROLITE CORPORATION
- ------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


              Delaware                                 43-0617572
- ------------------------------------         --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


  369 Marshall Avenue,  St. Louis,   Missouri                      63119
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
Yes   X      No
   ------      ---------
      On May 1, 1996, there were 11,339,448 outstanding shares of capital stock, without par value.

No. of Pages 9

                                     PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                             PETROLITE CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       Apr. 30, 1996           Oct.31, 1995
                                                                       -------------           ------------
                                                                                   (Thousands of $)
ASSETS
Current Assets
  Cash and cash equivalents                                              $    39,424             $   33,662
  Accounts receivable, less estimated doubtful
    accounts of $1,395,000 and $1,121,000 respectively                        66,058                 63,352
Inventories-
  Raw materials, parts and supplies                                           19,734                 19,984
  Finished goods                                                              35,874                 35,574
  Reserve for adjustment to LIFO                                             (17,965)               (18,541)
                                                                         -------------           ------------
                                                                              37,643                 37,017
  Contracts in process                                                           654                     13
  Less progress billings                                                      (2,524)                  (321)
                                                                         -------------           ------------
  Net inventories                                                             35,773                 36,709

  Other current assets                                                        12,818                 12,115
                                                                         -------------           ------------
   Total Current Assets                                                      154,073                145,838
                                                                         -------------           ------------

Investment in affiliated companies                                            12,890                 13,116
Patents and other intangibles                                                  8,272                  9,505
Other assets                                                                  16,909                 12,752
                                                                         -------------           ------------
                                                                              38,071                 35,373
                                                                         -------------           ------------
Properties
  Buildings                                                                   61,479                 63,325
  Machinery and equipment                                                    149,822                152,346
  Other fixed assets                                                          45,240                 51,180
  Construction in progress                                                     7,642                  4,159
  Accumulated depreciation                                                  (169,922)              (166,369)
                                                                         -------------           ------------
                                                                              94,261                104,641
  Land                                                                         6,682                  6,733
                                                                         -------------           ------------
                                                                             100,943                111,374
                                                                         -------------           ------------
    Total Assets                                                         $   293,087             $  292,585
                                                                         =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                          $     8,779             $    4,594
  Accounts payable                                                            34,740                 33,880
  Accrued vacation pay                                                         4,000                  4,000
  Estimated income taxes                                                       1,339                  3,378
  Accrued reorganization costs                                                 2,734                  2,734
  Other current liabilities                                                   17,197                 18,248
                                                                         -------------           ------------
    Total Current Liabilities                                                 68,789                 66,834
                                                                         -------------           ------------
Other Liabilities
  Long term debt                                                              38,000                 40,000
  Retiree medical benefits                                                    13,434                 13,192
  Minority interest in  consolidated subsidiaries                              1,727                  1,404
  Other liabilities                                                            2,797                    913
                                                                         -------------           ------------
                                                                              55,958                 55,509
                                                                         -------------           ------------
Deferred Income Taxes, net                                                     8,150                 10,778
                                                                         -------------           ------------
    Total Liabilities                                                        132,897                133,121
                                                                         -------------           ------------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,227,197 and 12,216,697, respectively                            9,540                  9,389
Less treasury stock, at cost (887,749 and 887,919 shares, respectively)      (18,694)               (18,694)
Reinvested earnings, beginning of year                                       170,943                177,404
Earnings for the period                                                        7,942                  6,231
Dividends                                                                     (6,348)               (12,691)
Cumulative translation adjustment                                             (3,193)                (2,175)
                                                                         -------------           ------------
    Total Stockholders' Equity                                               160,190                159,464
                                                                         -------------           ------------
    Total Liabilities and Stockholders' Equity                           $   293,087             $  292,585
                                                                         =============           ============

                                         PETROLITE CORPORATION
                    CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                      FOR SIX MONTHS ENDED APRIL 30


                                                                     (Unaudited)
                                                      3 Months to April 30   6 Months to April 30
                                                     ---------------------- ----------------------
                                                        1996        1995       1996        1995
                                                     ---------    --------- ----------  ----------
                                                          (In thousands, except per share data)

Net revenues                                          $85,999      $94,010   $172,841    $186,333
Cost of product sold and other direct costs            51,958       57,161    104,088     113,207
                                                     ---------    --------- ----------  ----------
     Gross profit                                      34,041       36,849     68,753      73,126
                                                     ---------    --------- ----------  ----------

Expenses:
   Selling                                             20,946       22,258     42,040      42,368
   Research                                             3,575        3,632      7,756       6,443
   General and administrative                           5,393        4,458     11,295       9,294
   Write-off of investment in subsidiary                5,137          -        5,137         -
                                                     ---------    --------- ----------  ----------
                                                       35,051       30,348     66,228      58,105
                                                     ---------    --------- ----------  ----------
     Earnings from operations                          (1,010)       6,501      2,525      15,021

Equity in earnings of affiliates                        1,457          311      2,549         554
Other income, net                                        (292)        (505)       (19)        242
                                                     ---------    --------- ----------  ----------

Earnings before income taxes                              155        6,307      5,055      15,817
U.S. and foreign income taxes                          (4,504)       2,018     (2,887)      5,299
                                                     ---------    --------- ----------  ----------

Net earnings                                          $ 4,659      $ 4,289   $  7,942    $ 10,518
                                                     =========    ========= ==========  ==========

Earnings per share                                    $  0.41      $  0.38   $   0.70    $   0.93
                                                     =========    ========= ==========  ==========

Average shares outstanding                             11,337       11,329     11,335      11,328
                                                     =========    ========= ==========  ==========

Dividends per share                                   $  0.28      $  0.28   $   0.28    $   0.28
                                                     =========    ========= ==========  ==========

                                            PETROLITE CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR SIX MONTHS ENDED APRIL 30


                                                                          (Unaudited)
                                                                  1996                   1995
                                                              -----------             ----------
                                                                        (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                  $ 7,942                 $10,518

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                9,096                   9,486
     Deferred income taxes                                       (2,627)                      -
     Writedown of fixed assets                                    2,000                       -
     Gain on sale of fixed assets                                  (545)                 (1,490)

Changes in assets and liabilities -
     Accounts receivable                                         (3,672)                 (7,104)
     Inventories                                                    355                  (5,152)
     Other current assets                                          (801)                   (811)
     Accounts payable and accrued liabilities                    (1,441)                 (5,317)
     Accrued reorganization costs                                     -                  (4,117)
     Other                                                         (754)                    888
                                                              -----------             -----------
     Net cash provided by (used in) operating activities          9,553                  (3,099)
                                                              -----------             -----------

Cash flow from Investing Activities:
     Capital expenditures, net                                   (5,563)                 (7,359)
     Net gain on sale of fixed assets                               208                     150
     Proceeds from sale of airplane                               5,250                       -
     Proceeds from sale of plant                                      -                  10,335
     Investment in joint venture & business alliance                  -                    (449)
                                                              -----------             -----------
     Net cash provided by investing activities                     (105)                  2,677
                                                              -----------             -----------

Cash Flows from Financing Activities:
     Additional borrowing, net                                    2,511                   5,821
     Dividends paid                                              (6,348)                 (6,344)
     Sales of Common Stock                                          151                      68
                                                              -----------             -----------
     Net cash used in financing activities                       (3,686)                   (455)
                                                              -----------             -----------

Net increase (decrease) in Cash and Equivalents                   5,762                    (877)
Cash and Equivalents at Beginning of Period                      33,662                  19,801
                                                              -----------             -----------
Cash and Equivalents at End of Period                           $39,424                 $18,924
                                                              ===========             ===========

PART I. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

      Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the registrant's 1995 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1995, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the registrant.
      In the opinion of the registrant, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Balance Sheets as of April 30, 1996 and October 31, 1995, the Statements of Earnings for the six months ended April 30, 1996 and 1995 and the Statements of Cash Flows for the six months ended April 30, 1996 and 1995. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FINANCIAL CONDITION AND LIQUIDITY
      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the registrant's 1995 Annual Report incorporated by reference in the registrant's Form 10-K for the year ended October 31, 1995.

      The registrant's financial position at April 30, 1996 reflected a current ratio of 2.2:1, a low debt-to-equity ratio of .3:1, and cash and securities of $39.4 million. The registrant expects these favorable ratios to continue.
      Capital expenditures (net) during the second quarter and the six months ended April 30, 1996 were $1.8 million and $5.6 million, respectively.
Capital expenditures in fiscal 1996 are projected to be approximately $14 million as compared to fiscal 1995 capital expenditures of $12.6 million. Major capital projects for 1996 include the continued expansion and upgrade of the Bayport and Kirkby manufacturing plants; additional investment in containers that are more environmentally safe, and additional investment in distribution vehicles, including both contract treating and delivery trucks. QUARTER AND SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO QUARTER
AND SIX MONTHS ENDED APRIL 30, 1995.
      Petrolite's net earnings for the second quarter totaled $4.7 million or $0.41 per share on revenues of $86 million. This compares with $4.3 million or $0.38 per share earned a year ago and $3.3 million or $0.29 per share last quarter.
      This quarter's earnings reflected improved gross margins and a one-time benefit of $1.1 million or $0.10 per share from ceasing business operations through the company's Venezuelan subsidiary. Without this benefit, second quarter earnings were $0.31 per share.
      Operating expenses in last year's second quarter included a bad debt write-off of nearly $1.0 million from registrant's operations in Mexico.
This was offset by a similar decrease in general and administrative expenses that resulted from the reversal of certain accruals based on the projected performance of the business for that fiscal year. No similar accrual reversals occurred in the current quarter.
      The energy chemicals business in the United States and Canada posted a slight earnings improvement on increased sales to refineries. In overseas markets, earnings from energy chemical operations were off year to year, due to lower sales in the Middle East. Registrant's polymers business recorded a modest earnings improvement on lower sales, reflecting continued softness in some domestic markets and the continuing transfer of wax business to Bareco Products, the marketing partnership started in April of last year with Pennzoil. The registrant's equipment business posted lower earnings on its sales of refinery and oil field process systems.
      Earnings for the six months totaled $7.9 million or $0.70 per share compared with $10.5 million or $0.93 per share a year ago. Revenues amounted to $172.8 million as compared to $186.3 million the prior year. The decline in revenues reflects the closure of the Venezuelan subsidiary, reduced Middle Eastern and equipment business, and the continuing transfer of wax business to Bareco Products. The gross profit margin improved slightly as a result of more favorable product mix and selective product price increases.


                          PART II - OTHER INFORMATION
Part II. Item 1.  Legal Proceedings
      None
Part II. Item 2.  Changes in Securities
      None
Part II. Item 3.  Defaults upon senior securities
      None
Part II. Item 4.  Submission of Matters to a Vote of Security-Holders.
      The registrant's annual meeting of stockholders was held March 4, 1996. Pursuant to the notice, the only matter submitted to a vote of security-holders was the election of directors.

There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected. The number of votes cast for, against or withheld with respect to each nominee for office is as follows:
      Nine million, nine hundred twenty five thousand, seven hundred sixty one (9,925,761) votes were cast in favor of each director, except for the following votes, which were withheld, to wit:


         Directors                                     Votes Withheld
         ---------                                     --------------
      Andrew B. Craig, III                                 22,538
      Jerry B. Davis                                       25,792
      Louis Fernandez                                      32,534
      Wayne J. Grace                                       36,096
      Paul H. Hatfield                                     30,217
      William E. Maritz                                    75,278
      Richard L. O'Shields                                 25,008
      Fairfax F. Pollnow                                   39,671
      Thomas P. Reidy <F*>                                 22,489
      Brian M. Rushton                                     32,338
      Joseph T. Williams                                   20,899

      At least 99.96% of eligible shares of stock were voted in favor of each of the eleven nominees.

<F*> Mr. Reidy died on April 18, 1996.

Part II. Item 5.  Other information
      None
Part II. Item 6.  Exhibits and Reports on Form 8-K
      (a)   Exhibit 10.  Supplemental Retirement Plan
            Exhibit 27.  Financial Data Schedule
      (b) There were no reports on Form 8-K filed during the quarter ended April 30, 1996.

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







DATE:   May 31, 1996
     ------------------