Form 10-Q
period 1996-07-31
PETROLITE CORP
filed 1996-08-21
CIK 77943

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   --------------------------------------

For the Quarterly Period Ended   July 31, 1996   Commission file number   0685
                               -----------------                        --------


                              PETROLITE CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                       43-0617572
- ----------------------------------------         -------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


  369 Marshall Avenue,  St. Louis,   Missouri                   63119
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
Yes   X      No
    -----       -----
      On August 1, 1996, there were 11,341,448 outstanding shares of capital stock, without par value.

No. of Pages 8

                                      PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                               PETROLITE CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                   Jul. 31, 1996   Oct.31, 1995
                                                                                   -------------   ------------
                                                                                         (Thousands of $)
ASSETS
Current Assets
  Cash and cash equivalents                                                           $ 43,143       $ 33,662
  Accounts receivable, less estimated doubtful
    accounts of $1,119,000 and $1,121,000 respectively                                  61,003         63,352
Inventories-
  Raw materials, parts and supplies                                                     22,298         19,984
  Finished goods                                                                        35,520         35,574
  Reserve for adjustment to LIFO                                                       (18,315)       (18,541)
                                                                                      --------       --------
                                                                                        39,503         37,017
  Contracts in process                                                                  (3,367)            13
  Less progress billings                                                                 3,035           (321)
                                                                                      --------       --------
  Net inventories                                                                       39,171         36,709

  Prepaid income tax                                                                     9,468          6,968
  Other current assets                                                                   2,749          5,147
                                                                                      --------       --------
   Total Current Assets                                                                155,534        145,838
                                                                                      --------       --------
Investment in affiliated companies                                                      11,979         13,116
Patents and other intangibles                                                            7,661          9,505
Prepaid pension costs                                                                   12,016          7,330
Other assets                                                                             5,634          5,422
                                                                                      --------       --------
                                                                                        37,290         35,373
                                                                                      --------       --------
Properties
  Buildings                                                                             62,846         63,325
  Machinery and equipment                                                              151,548        152,346
  Other fixed assets                                                                    44,946         51,180
  Construction in progress                                                               7,067          4,159
  Accumulated depreciation                                                            (172,749)      (166,369)
                                                                                      --------       --------
                                                                                        93,658        104,641
  Land                                                                                   6,721          6,733
                                                                                      --------       --------
                                                                                       100,379        111,374
                                                                                      --------       --------
    Total Assets                                                                      $293,203       $292,585
                                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                                       $  7,090       $  4,594
  Accounts payable                                                                      31,169         33,880
  Accrued vacation pay                                                                   4,000          4,000
  Estimated income taxes                                                                 2,986          3,378
  Accrued reorganization costs                                                           2,734          2,734
  Other current liabilities                                                             17,864         18,248
                                                                                      --------       --------
    Total Current Liabilities                                                           65,843         66,834
                                                                                      --------       --------
Other Liabilities
  Long term debt                                                                        38,000         40,000
  Retiree medical benefits                                                              13,598         13,192
  Minority interest in  consolidated subsidiaries                                        1,647          1,404
  Other liabilities                                                                      2,734          1,165
                                                                                      --------       --------
                                                                                        55,979         55,761
                                                                                      --------       --------
Deferred Income Taxes, net                                                               8,150         10,778
                                                                                      --------       --------
    Total Liabilities                                                                  129,972        133,373
                                                                                      --------       --------
Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,229,197 and 12,216,697, respectively                                      9,591          9,389
Less treasury stock, at cost (887,749 and 887,919 shares, respectively)                (18,694)       (18,694)
Reinvested earnings, beginning of year                                                 170,943        177,404
Earnings for the period                                                                 12,924          6,231
Dividends                                                                               (9,523)       (12,691)
Cumulative translation adjustment                                                       (2,010)        (2,427)
                                                                                      --------       --------
    Total Stockholders' Equity                                                         163,231        159,212
                                                                                      --------       --------
    Total Liabilities and Stockholders' Equity                                        $293,203       $292,585
                                                                                      ========       ========

                                                       PETROLITE CORPORATION
                                    CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                                   FOR NINE MONTHS ENDED JULY 31


                                                                                            (Unaudited)
                                                                         3 Months to July 31           9 Months to July 31
                                                                        ----------------------       -----------------------
                                                                          1996           1995          1996           1995
                                                                        -------        -------       --------       --------
                                                                                 (In thousands, except per share data)

Net revenues                                                            $92,055        $87,212       $264,896       $273,545
Cost of product sold and other direct costs                              54,912         54,462        159,000        167,669
                                                                        -------        -------       --------       --------
     Gross profit                                                        37,143         32,750        105,896        105,876
                                                                        -------        -------       --------       --------

Expenses:
   Selling                                                               21,485         21,262         63,525         63,630
   Research                                                               3,673          3,091         11,429          9,534
   General and Administrative                                             5,945          5,666         17,240         14,960
   Write-off of investment in subsidiary                                    -              -            5,137            -
                                                                        -------        -------       --------       --------
                                                                         31,103         30,019         97,331         88,124
                                                                        -------        -------       --------       --------
     Earnings from operations                                             6,040          2,731          8,565         17,752

Equity in earnings of affiliates                                          1,570          1,372          4,119          1,926
Other income, net                                                          (175)          (276)          (193)           (34)
                                                                        -------        -------       --------       --------

Earnings before income taxes                                              7,435          3,827         12,491         19,644
U.S. and foreign income taxes                                             2,454          1,280           (433)         6,579
                                                                        -------        -------       --------       --------

Net earnings                                                            $ 4,981        $ 2,547       $ 12,924       $ 13,065
                                                                        =======        =======       ========       ========

Earnings per share                                                      $  0.44        $  0.22       $   1.14       $   1.15
                                                                        =======        =======       ========       ========

Average shares outstanding                                               11,340         11,331         11,337         11,329
                                                                        =======        =======       ========       ========

Dividends per share                                                     $  0.28        $  0.28       $   0.28       $   0.28
                                                                        =======        =======       ========       ========

                                    PETROLITE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR NINE MONTHS ENDED JULY 31

                                                                             (Unaudited)
                                                                         1996           1995
                                                                        -------        -------
                                                                           (Thousands of $)

Cash Flows from Operating Activities:
  Net earnings                                                          $12,924        $13,065

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                       13,414         13,919
     Deferred income taxes                                               (2,628)             -
     Writedown of fixed assets                                            2,000              -
     Gain on sale of fixed assets                                          (542)        (1,567)

Changes in assets and liabilities -
     Accounts receivable                                                  1,819          4,245
     Inventories                                                         (2,734)          (491)
     Other current assets                                                   234            412
     Accounts payable and accrued liabilities                            (3,138)        (7,397)
     Accrued reorganization costs                                             -         (4,342)
     Other                                                                 (649)        (1,170)
                                                                        -------        -------
     Net cash provided by (used in) operating activities                 20,700         16,674
                                                                        -------        -------
Cash flow from Investing Activities:
     Capital expenditures, net                                           (7,930)        (9,751)
     Net gain on sale of fixed assets                                       205            163
     Proceeds from sale of airplane                                       5,250              -
     Proceeds from sale of plant                                              -         10,335
     Proceeds from sale of equity securities                                  -            827
     Investment in joint venture & business alliance                          -         (1,855)
                                                                        -------        -------
     Net cash provided by investing activities                           (2,475)          (281)
                                                                        -------        -------
Cash Flows from Financing Activities:
     Additional borrowing, net                                              577          3,187
     Dividends paid                                                      (9,523)        (9,517)
     Sales of Common Stock                                                  202            186
                                                                        -------        -------
     Net cash used in financing activities                               (8,744)        (6,144)
                                                                        -------        -------

Net increase (decrease) in Cash and Equivalents                           9,481         10,249
Cash and Equivalents at Beginning of Period                              33,662         19,801
                                                                        -------        -------
Cash and Equivalents at End of Period                                   $43,143        $30,050
                                                                        =======        =======

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

      In the opinion of the Registrant, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Balance Sheets as of July 31, 1996 and October 31, 1995, the Statements of Earnings for the nine months ended July 31, 1996 and 1995 and the Statements of Cash Flows for the nine months ended July 31, 1996 and 1995. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.

PART 1. ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1995 Annual Report incorporated by reference in the Registrant's Form 10-K for the year ended October 31, 1995.

      The Registrant's financial position at July 31, 1996 reflected a current ratio of 2.4:1, a low debt-to-equity ratio of .3:1, and cash and securities of $43.1 million.

      Capital expenditures (net) during the third quarter and the nine months ended July 31, 1996 were $2.4 million and $7.9 million, respectively. Capital expenditures in fiscal 1996 are now projected to be approximately $12 million as compared to fiscal 1995 capital expenditures of $12.6 million. Major capital projects for 1996 include the continued expansion and upgrade of the Bayport and Kirkby manufacturing plants; additional investment in containers that are more environmentally safe, and additional investment in distribution vehicles, including both contract treating and delivery trucks.

QUARTER AND NINE MONTHS ENDED JULY 31, 1996 COMPARED TO QUARTER
AND NINE MONTHS ENDED JULY 31, 1995.

      Petrolite's third quarter net earnings were $5.0 million or $0.44 per share as compared to $2.5 million or $0.22 per share earned in the period a year ago. The earnings turnaround came primarily from improving margins and a positive shift in sales mix. Operating margins in the third quarter expanded by 3.5 percentage points to 6.6 percent as efforts to improve internal efficiency yielded results despite continuing restructuring costs. Revenues for the quarter increased 5.6 percent to $92 million. Increasing business retention and growth with existing customers were contributing factors in the revenue increase.

      Chemicals Group earnings for the quarter were stronger, led by the oil field business in the United States and Canada. Asia and Latin America posted a good earnings gain on higher sales, despite the discontinuance of the domestic Venezuelan operation. Stronger EuroChem Division earnings were supported by growing energy chemicals business in the Middle East, Africa and Europe. The Polymers Division had higher earnings on flat revenues. Petreco Division, the process equipment and engineering services group, had flat sales and earnings compared with year-ago results.

      For the first nine months of fiscal 1996, net income totaled $12.9 million or $1.14 per share, which includes a $0.10 benefit from closure of the Venezuelan subsidiary, on revenues of $264.9 million. This compares with net income of $13.1 million or $1.15 per share on revenues of $273.5 million for the same period a year ago. The overall revenue decline reflects the closure of the domestic Venezuelan operation, the continued transfer of wax business to Bareco Products, a marketing partnership with Pennzoil started in April of last year, and the reduced revenues from the Registrant's equipment business. The Registrant's domestic and international energy sectors posted revenue gains over the first nine months of last fiscal year.

                         PART II - OTHER INFORMATION

Part II. Item 1.  Legal Proceedings

        None

Part II. Item 2.  Changes in Securities
        None

Part II. Item 3.  Defaults upon senior securities

        None
Part II, Item 4.  Submission of Matters to a Vote of Security-Holders.

        There were no matters submitted to a vote of security - holders during the period covered by this report.

Part II, Item 5.  Other Information.

            On June 12, 1996, the Registrant's Board of Directors amended the Registrant's By-Laws by adding to Article II thereof a new section,
        Section 12, relating to proposals by stockholders, by adding to Article III thereof a new section, Section 6, relating to the nomination of persons for election as director, and by amending Article III Section 1 to change the size of the Board of Directors from 11 members to 10 members.

            On August 14, 1996, the Registrant's Board of Directors amended the Registrant's By-Laws by adding to Article II thereof a new section,
        Section 13, relating to stockholder
        actions by consent.

            The amendments to the By-Laws of the Company are set out in
        Exhibit 3 and are incorporated herein by reference. The foregoing reference to the By-Law amendments is qualified in its entirety by reference to Exhibit 3.

Part II, Item 6.  Exhibits and Reports on From 8-K

        (a)   Exhibit 3.  By-laws as amended through August 14, 1996.

        (b)   Exhibit 27.  Financial Data Schedule

        (c) There were no reports on Form 8-K filed during the quarter ended July 31, 1996.


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



                                          PETROLITE CORPORATION
                                          ---------------------
                                          (Registrant)




                                           s/John M. Casper
                                           --------------------
                                          John M. Casper
                                          Chief Financial Officer -
                                          Authorized Officer and
                                          Principal Financial Officer





DATE:    August 20, 1996
      ----------------------