Form 10-K405
period 1996-10-31
PETROLITE CORP
filed 1997-01-29
CIK 77943

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K405

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1996

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







Exhibits Index is on pages 39 through 41

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


      Yes      X                No
            -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.
                            / X /

As of January 3, 1997, 11,364,948 shares of Capital Stock were outstanding (after deducting 887,749 held in treasury). The aggregate market value of the voting shares held by non-affiliates of the Registrant (based upon the closing bid price of the Registrant's Common Stock on January 3, 1997, of $46.25 per share) was approximately $ 276.1 million.


      Documents Incorporated by Reference:  NONE

                                     PART I

ITEM  1.  BUSINESS

(a) General Development of Business.  The Registrant was incorporated under
    --------------------------------
the laws of the state of Delaware in 1930. The Registrant is a specialty chemical company offering integrated technologies to customers in a dozen major markets in nearly 80 countries. Its products and services, which are used primarily in energy-related industries, include chemical treatment programs, performance-enhancing additives, process equipment and engineering services. It also manufactures and markets polymers used as additives in a wide range of industrial and consumer product applications.

Revenues decreased in 1996 by $4.2 million or 1% due to a decline in the Registrant's equipment business, the closure of its Venezuelan operations, and the continuing transfer of wax product business from its Polymers Division to the Bareco Products joint venture with a subsidiary of Pennzoil Company which began in April, 1995. The joint venture is accounted for using the equity method. Without the effect of the Venezuelan closure and transfer of wax business to Bareco Products, revenues would have increased 1% in 1996 over 1995.

Excluding the effect of the tax benefit from the closure of the Registrant's Venezuelan facility in 1996 and the write-down of certain assets in 1995, earnings increased $2.7 million or 18% year over the prior year. The earnings gain was due to increased sales and improved gross profit margins in the Registrant's core businesses in addition to increased earnings from the Bareco Products joint venture.

No material changes in the Registrant's mode of doing business occurred during the year ended October 31, 1996.

(b) Financial Information about Industry Segments.  The Registrant's business
    ----------------------------------------------
is classified into two industry segments: Specialty Chemical Products and Equipment. The Specialty Chemical Products segment includes development, manufacture, distribution and marketing of oil field and industrial chemicals, and industrial polymers and waxes. The Equipment segment includes development, assembly, distribution and marketing of specialized lines of equipment for a variety of major industries.

Following is a summary of net revenues, earnings from operations and other financial data by industry segment. Earnings from operations are defined as earnings before interest income and expense, equity in earnings of affiliated companies, foreign exchange gains and losses, other nonoperating income and expense, and the provision for income taxes.

(Dollars in thousands)
 For Years Ended October 31                            1996                 1995                 1994
-----------------------------------------------------------------------------------------------------
 Net revenues:
    Specialty Chemical Products                   $ 342,147            $ 338,999            $ 344,846
    Equipment                                        18,556               25,878               24,381
-----------------------------------------------------------------------------------------------------
                                                    360,703              364,877              369,227
-----------------------------------------------------------------------------------------------------
 Earnings (loss) from operations:
    Specialty Chemical Products                      20,414               15,835               26,172
    Equipment                                           987                3,851                3,278
    Write-off of investment in subsidiary            (5,137)                 -                    -
    Write-down of assets                                                 (14,354)
    Reorganization costs                                                                      (20,025)
-----------------------------------------------------------------------------------------------------
                                                     16,264                5,332                9,425
-----------------------------------------------------------------------------------------------------
 Identifiable assets:
    Specialty Chemical Products                     214,972              216,042              260,953
    Equipment                                        12,996               17,419               13,750
    Investments in affiliated companies              14,417               13,116                9,223
    Corporate                                        59,402               46,008               31,013
-----------------------------------------------------------------------------------------------------
                                                    301,787              292,585              314,939
-----------------------------------------------------------------------------------------------------
 Other related disclosures:
    Specialty Chemical Sales by  product group-
       Oil Field Chemicals                          193,853              193,952              208,673
       Industrial Chemicals                          81,980               74,220               67,828
       Specialty Polymers and Waxes                  66,314               70,827               68,345
-----------------------------------------------------------------------------------------------------
                                                    342,147              338,999              344,846
-----------------------------------------------------------------------------------------------------
 Depreciation:
    Specialty Chemical Products                      14,995               14,496               18,814
    Equipment                                           442                  505                  436
    Corporate                                            83                  289                   76
-----------------------------------------------------------------------------------------------------
                                                     15,520               15,290               19,326
-----------------------------------------------------------------------------------------------------
 Capital expenditures, net:
    Specialty Chemical Products                      10,783               11,893               16,674
    Equipment                                           395                  598                  547
    Corporate                                                                 74                4,604
-----------------------------------------------------------------------------------------------------
                                                  $  11,178            $  12,565            $  21,825
-----------------------------------------------------------------------------------------------------

Earnings from operations reported under industry segment data have been charged with corporate expenses of approximately $3.8 million, $2.8 million and $5.7 million in 1996, 1995 and 1994, respectively, of which approximately 90% was allocated to the Specialty Chemical Products segment each year.
These corporate expenses consist primarily of administrative costs which were allocated to segments based upon services provided. The increase in corporate expenses in 1996 is due to costs incurred in connection with the Registrant's review of strategic alternatives with respect to Wm. S. Barnickel Co.'s ownership of Capital Stock of the Registrant, and a reserve for severances.

Profitability of the Registrant's foreign operations by geographic area, as reported on page 9 of this Form 10-K, was determined based on ultimate sales to unaffiliated customers. The Registrant's total profit was included in the geographic area of the entity transacting the final sale.

The following is a reconciliation of foreign earnings from operations to pretax foreign earnings:

(Dollars in thousands)             1996                 1995                 1994
--------------------------------------------------------------------------------------
Earnings from operations:
   Europe                        $  7,626             $  7,446             $ 12,751
   Canada / Latin America             738               (1,562)                   7
   Middle East / Far East           4,971                2,174                4,885
--------------------------------------------------------------------------------------
                                   13,335                8,058               17,643
   Intercompany charges, net       (6,689)              (3,715)              (7,385)
   Nonoperating income, net        (1,097)                 539                 (202)
--------------------------------------------------------------------------------------
   Pretax foreign earnings       $  5,549             $  4,882             $ 10,056
--------------------------------------------------------------------------------------

Intercompany charges include intercompany profits realized in the United States on sales originating domestically and foreign expenses incurred by the domestic Registrant. Transfers between geographic areas were recorded at regular selling prices, less an amount intended to compensate the affiliated purchaser for costs incurred in selling the product, and also to allow a reasonable profit.

(c)  Narrative Description of Business.
     ----------------------------------

1.  Specialty Chemical Products Segment.  The Registrant's specialty
    ------------------------------------
chemicals, produced primarily from petrochemicals and petroleum-derived raw materials, include demulsifiers, corrosion inhibitors, scale inhibitors, paraffin inhibitors, biocides, water treatment chemicals, fuel additives, polymers and waxes.

The Registrant markets its products and services primarily to producers and transporters of crude oil and natural gas, related service companies and petroleum refineries throughout the world through its own field staff and a limited number of agents and distributors. The Registrant also serves other major markets such as adhesives, agribusiness, coatings, packaging, petrochemicals, plastics production, power generation, and printing inks.

During the fiscal year ended October 31, 1996, there were no material changes in the kinds of products sold, or services rendered, by the Registrant, or in its methods of distribution. The U.S. domestic energy chemicals market continues to be highly competitive. It is the continuing nature of the business that a number of new or improved products are introduced annually; typically, no individual new product or service is immediately material to sales or earnings.

The Registrant is dependent on the availability of petrochemicals and petroleum-derived raw materials and supplies, which have been available in the past in adequate quantities. In the past year, its operations were not affected materially by any raw material shortages, the Registrant currently does not foresee any shortages in the near future.

The Registrant has numerous patents, patent applications, and licenses under patents of various duration which, in the aggregate, are material to its specialty chemicals segment business. The Registrant does not believe that expiration of any particular patent or group thereof would have a material adverse effect on its business as a whole.

The specialty chemicals business is not considered to be seasonal. The Registrant historically has carried sufficient inventory at various stages of production to respond quickly to the needs of its customers. Accounts receivable generally are due within 30 days of invoicing, and letters of credit are employed when deemed appropriate. The Registrant believes that its practices are consistent with industry standards.

Registrant's customers are located worldwide and no one customer constitutes more than 10% of its business. Non-U.S. revenues ranged from approximately 33% to 38% of total specialty chemical revenues during each of the last three years.

Orders from customers for specialty chemical products generally are filled from stock or manufactured within a few days or weeks after their receipt and, as a result, any backlog of orders is not significant in relation to the total annual dollar volume of sales.

The Registrant's specialty chemical product lines - oil field chemicals, industrial chemicals, and specialty polymers and waxes - are in competition with a number of manufacturers and distributors. Competitive companies vary in size from large international firms to small companies which may compete with the Registrant in the sale of one product or a line of products. All aspects of this business are considered to be competitive. The Registrant is recognized as a leader in providing products and services to the oil field chemicals market. In the Registrant's opinion, its overall competitive position in the market has not changed materially in the past fiscal year, although the Registrant is unable to predict the extent to which its business may be affected by future competition or by consolidations within the industry.

No acquisitions or joint ventures occurred during 1996. In April 1995, Bareco Products, a 50-50 partnership between a subsidiary of the Registrant and a subsidiary of Pennzoil Company began operations to market a broad line of wax products to purchasers of paraffin, microcrystalline and related synthetic waxes worldwide. Previously, the two companies manufactured and sold noncompeting wax products. Under the partnership agreement, the Registrant discontinued manufacturing microcrystalline waxes.

The partnership arrangement provides for the transfer of Registrant's partnership interest to Pennzoil under certain defined circumstances. As a result, at any time after September 1, 1997, and before August 31, 1998, either Registrant may require Pennzoil to purchase Registrant's partnership interest, or Pennzoil may require Registrant to sell its partnership interest to Pennzoil. The purchase price of Registrant's partnership interest will be determined by using an agreed-upon formula.

2.  Equipment Segment - The equipment segment designs, installs and services
    -----------------
processing equipment for petroleum, petrochemical and electrical power generating industries. Products and services are marketed both domestically and in foreign countries through the Registrant's own field staff and a limited number of agents and distributors.

During the fiscal year ended October 31, 1996, there were no material changes in the kinds of products or services rendered, or in the Registrant's methods of distribution. The Registrant has numerous patents of various duration which, in the aggregate, are material to its equipment segment business.
The Registrant does not believe that expiration of any particular patent, or group thereof, would have a material adverse effect on its business as a whole.

The equipment business is not seasonal, but it is subject to the business cycles of the industries it serves. This segment primarily produces processing equipment upon order from customers. Accounts receivable generally are due within 30 days of invoicing, and letters of credit are employed when deemed appropriate. The Registrant believes that its practices are consistent with industry standards.

Registrant's equipment customers are located worldwide and no one customer constitutes a significant portion of its business on a continuing basis. However, one or several equipment contracts may represent a significant portion of the equipment segment revenues in a particular year. Non-U.S. revenues ranged from 44% to 69% of total equipment revenues during the last three years.

The amount of backlog orders for the equipment segment at October 31, 1996, is approximately $2.9 million. Substantially all of these orders are expected to be completed in fiscal 1997. Backlog orders as of October 31, 1995, were $8.2 million.

The Registrant's equipment segment products compete with similar equipment and services offered by competitors. Although, in Registrant's opinion, its competitive position in the equipment business has not changed materially in the past year, the Registrant is unable to predict the extent to which its business may be affected by future competition.

3.  Registrant's Business in General - The Registrant expended $15.3 million,
    --------------------------------
$12.8 million and $12.7 million in fiscal years 1996, 1995 and 1994, respectively, on research activities relating to development of new products and services, and improvement of existing products and services. During the last three years, approximately 96% to 97% of these expenditures was applicable to the Registrant's specialty chemical products segment. The Registrant also continued its commitment to technology through its emphasis on field applications support which, when combined with the research and development amounts, resulted in total technology expenditures of $22.4 million, $20.6 million and $23.3 million in fiscal years 1996, 1995 and 1994, respectively. The Registrant directly sponsors substantially all of its research activities.

The Registrant is subject to various federal, state and local laws and regulations concerning environmental matters. The Registrant maintains a separate Safety, Health and Environmental Affairs Department charged with the responsibility of monitoring compliance with these various laws and regulations. For fiscal year 1996, these efforts did not result in any material capital expenditure or material charges to income, and it is not likely that these efforts will result in any material capital expenditure or material charges to income during fiscal year 1997.

Approximately 1,663 persons are employed worldwide by Registrant and its subsidiaries.

(d) Financial Information about Foreign and Domestic Operations and Export
    ----------------------------------------------------------------------
Sales.  The Registrant's worldwide operations are summarized below.
------
Inter-area net revenues include sales from one unit to another located in a different geographic area. Earnings from operations include total Registrant earnings on sales to unaffiliated customers.

                                                                        Net
                                                                     Revenues
                                               ---------------------------------        Earnings
 (Dollars in thousands)                         Unaffiliated                              from          Identifiable
 For Years Ended October 31                       Customers         Inter-area         Operations          Assets
--------------------------------------------------------------------------------------------------------------------
 1996
--------------------------------------------------------------------------------------------------------------------
 UNITED STATES                                    $  218,686         $  30,905          $   2,929        $  131,410
 EUROPE                                               86,524             7,609              7,626            65,207
 CANADA / LATIN AMERICA                               27,682             2,403                738            11,278
 MIDDLE EAST / FAR EAST                               27,811                                4,971            20,073
 INVESTMENTS IN AFFILIATED COMPANIES                                                                         14,417
 CORPORATE                                                                                                   59,402
 ELIMINATIONS                                                          (40,917)
--------------------------------------------------------------------------------------------------------------------
                                                  $  360,703         $       -          $  16,264        $  301,787
--------------------------------------------------------------------------------------------------------------------
 1995
--------------------------------------------------------------------------------------------------------------------
 United States                                    $  224,300         $  30,967          $  (2,726)       $  140,483
 Europe                                               87,990             5,753              7,446            62,082
 Canada / Latin America                               28,804             2,088             (1,562)           13,501
 Middle East / Far East                               23,783                                2,174            17,395
 Investments in affiliated companies                                                                         13,116
 Corporate                                                                                                   46,008
 Eliminations                                                          (38,808)
--------------------------------------------------------------------------------------------------------------------
                                                  $  364,877         $       -          $   5,332        $  292,585
--------------------------------------------------------------------------------------------------------------------
 1994
--------------------------------------------------------------------------------------------------------------------
 United States                                    $  237,579         $  33,503          $  (8,218)       $  170,581
 Europe                                               87,957             5,242             12,751            69,944
 Canada / Latin America                               21,861             1,118                  7            10,815
 Middle East / Far East                               21,830                                4,885            23,363
 Investments in affiliated companies                                                                          9,223
 Corporate                                                                                                   31,013
 Eliminations                                                          (39,863)
--------------------------------------------------------------------------------------------------------------------
                                                  $  369,227         $       -          $   9,425        $  314,939
--------------------------------------------------------------------------------------------------------------------

Export revenues included in the United States net revenues to unaffiliated customers were as follows:

(Dollars in thousands)
For years ended October 31                            1996              1995               1994
-------------------------------------------------------------------------------------------------
GEOGRAPHIC AREAS:
     FAR EAST                                      $  16,396         $  13,609          $  16,167
     CANADA/LATIN AMERICA                              8,939            12,946             11,590
     EUROPE                                               41               163                228
     AFRICA                                            2,893             3,079              5,162
     MIDDLE EAST                                         438             3,794              3,378
-------------------------------------------------------------------------------------------------
                                                   $  28,707         $  33,591          $  36,525
-------------------------------------------------------------------------------------------------

Substantially all of the Registrant's non-U.S. sales are made to major international companies, national oil companies and utilities, and contractors and distributors. Letters of credit are required when and where appropriate. The risk attendant to the foreign business conducted by Registrant and its subsidiaries is believed to be greater than the risk involved in doing business within the United States. The Registrant protects itself from potential losses due to foreign currency fluctuations through pricing adjustments, maintenance of offsetting asset and liability balances, and utilization of foreign currency futures contracts when deemed appropriate.

ITEM 2. PROPERTIES

Principal properties of the Registrant and its subsidiaries are set forth in the following table:

                                                Type of                              Industry Segment
                                                Facility                                   User
                                              ----------------------------------------------------------
Petrolite Corporation -
   Barnsdall, Oklahoma                          Manufacturing                       Specialty Chemical
   La Porte, (Bayport) Texas                    Manufacturing                       Specialty Chemical
   Brea, California                             Real Estate                         Corporate
   Kilgore, Texas                               Manufacturing                       Specialty Chemical
   Rancho Dominguez, California                 Sales Office and                    Specialty Chemical
                                                Warehouse
   Midland, Texas                               Blending and Warehouse              Specialty Chemical
   Tulsa, Oklahoma                              Administrative                      Specialty Chemical
   Webster Groves, Missouri                     Research and                        Specialty Chemical/
                                                Administrative                      Corporate
   Houston, Texas                               Manufacturing,                      Equipment
                                                Engineering and
                                                Administrative

Consolidated Subsidiaries -
   Luzzatto & Figlio S.A.                       Sales Office                        Specialty Chemical/
     (Paris, France)                                                                Equipment
   Petrolite Canada Inc.                        Blending                            Specialty Chemical
     (Nisku, Alberta Canada)
   Petrolite Limited                            Manufacturing,                      Specialty Chemical
     (Kirkby, England)                          Research and
                                                Administrative
   Petrolite Pacific Pte. Ltd.                  Blending                            Specialty Chemical
     (Singapore)
   Petrolite Saudi Arabia Ltd.                  Blending                            Specialty Chemical
     (Dammam, Saudi Arabia)
   P.T. Petrolite Indonesia                     Manufacturing                       Specialty Chemical
      Patrama (Batam, Indonesia)



All properties are owned by the Registrant, except for the following:

Petrolite Saudi Arabia Ltd. blending facilities are located on leased properties with the lease expiring 2002.

Petrolite Pacific Pte. Ltd. blending facilities are located on leased properties with the lease expiring 2009. The Registrant has completed its sale of facilities at this site.

P.T. Petrolite Indonesia Patrama manufacturing facilities are located on leased property with the lease expiring in October 2015.

In addition to the foregoing properties, the Registrant and its subsidiaries occupy a number of small general and sales offices under short-term leases, and its subsidiaries occupy a number of distribution warehouses located on small sites owned in fee.

Although facilities are of varying ages, the Registrant considers them generally to be well-maintained, equipped with modern and efficient equipment, and in good operating condition. Current productive capacity is adequate to meet demands for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

Various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business are pending against the Registrant. Management and legal counsel are of the opinion that any sum the Registrant may be required to pay in connection with the ultimate disposition of such proceedings in excess of the amounts recorded or disclosed in the financial statements of the Registrant will not have a material adverse effect on its financial condition as a whole, or on the results of its operations.

The Registrant has been named a potentially responsible party (PRP) under the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund Law") with respect to one "Superfund" site. The
Registrant has not owned or operated the site, other PRPs also have been so designated, and the extent of the Registrant's liability at the site has been determined with respect to anticipated remediation costs. The extent of the Registrant's percentage contribution to remediation costs at the site is capped at 1%. The Registrant's reserves include amounts expected to be incurred with respect to this site. The Registrant also is involved in remedial response and voluntary environmental cleanups, in some cases under the direction of governmental agencies, at other locations which are not the subject of the Superfund law. The Registrant accrues for these costs when it is likely that a liability exists and the amount of a payment with respect thereto can be reasonably estimated. Actual costs may vary from estimates due to inherent uncertainties in evaluating environmental conditions. Based on, among other factors, its previous experience with respect to such activities and its ongoing review and analysis, at October 31, 1996, the Registrant's balance sheet included an accrual for estimated remediation and other environmental costs of approximately $2.8 million. Subject to the difficulty in estimating future environmental costs, the Registrant believes that any sums it may be required to pay in connection with such environmental matters in excess of the amounts so recorded will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

DIVIDENDS PER SHARE

The Registrant paid quarterly dividends of $0.28 per share for a total annual dividend of $1.12 per share in both fiscal 1996 and 1995. The Registrant has paid dividends every year since its incorporation in 1930 and has maintained or increased its dividends per share every year since 1946.

The Registrant's capital stock is included in the NASDAQ National Market
System of over-the-counter securities and is traded under the symbol PLIT.

CAPITAL STOCK PRICES

The high- and low-bid stock prices for 1996 and 1995 are listed in the following table, compiled from published sources:

                                     1996                                1995
                          -----------------------------------------------------------------
Quarter ending                HIGH              LOW               High              Low
-------------------------------------------------------------------------------------------
January 31                    $29               $22               $30 1/4           $24 1/4
April 30                       32 1/4            24 3/4            31 1/4            25
July 31                        33                27 3/4            32 1/2            27 3/4
October 31                     36                29 1/2            29                23 1/4
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY/CAPITAL STOCK
(Dollars in thousands, except per share data)         1996              1995
------------------------------------------------------------------------------
At October 31 -
   Stockholders' equity                             $166,835          $159,464
   Number of shares outstanding                       11,342            11,333
   Stockholders' equity per share                   $  14.71          $  14.07
   Return on average stockholders' equity -
     Before write-off of investment in subsidiary
        and write-down of assets                        11.0%              9.3%
     After write-off of investment in subsidiary
        and write-down of assets                        11.7%              3.8%

The Registrant has stock option and incentive plans which are described in detail in the Notes to Consolidated Financial Statements on pages 58 through 60. The Registrant also has contributory employees' savings plans, which include an option for investment in Petrolite stock that is partially funded by the Registrant. These plans are administered by an independent trustee which purchases shares on the open market on a current basis.

In 1994, the Registrant agreed to acquire the 50% of Petrolite Suramericana S.A., that it did not already own in exchange for $0.5 million of Petrolite stock.

As of January 3, 1997, the Registrant had 1,911 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

5-YEAR SUMMARY
For Years Ended October 31
(Dollars in thousands, except share and per share data)            1996          1995           1994           1993         1992
--------------------------------------------------------------------------------------------------------------------------------
Summary of Operations -
   Net revenues                                             $   360,703   $   364,877    $   369,227    $   351,779  $   317,950
   Gross profit                                                 144,820       135,365        153,744        150,112      130,358
   Earnings from operations                                      16,264         5,332          9,425         31,565       24,397
   Interest expense                                               2,795         3,278          3,371          1,475          936
   Nonrecurring (charge)                                         (5,137)      (14,354)       (20,025)
   Earnings before income taxes and effect
     of change in accounting principle                           21,612         8,114          8,506         31,432       24,849
   Net earnings:
     Before effect of change in accounting principle                                           7,007         20,546
       Percent of revenues                                          5.3%          1.7%           1.9%           5.8%         5.2%
       Return on average stockholders' equity                      11.7%          3.8%           4.3%          12.5%        10.0%
     After effect of change in accounting principle<F**>         19,033         6,230          9,044         14,046       16,479
--------------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position -
   Working capital                                          $    92,694   $    79,004    $    66,269    $    58,060  $    56,974
   Current ratio                                                 2.34:1        2.18:1         1.83:1         1.79:1       1.98:1
   Total properties:
     Gross                                                      277,722       277,743        305,500        288,367      265,067
     Net                                                        100,751       111,374        127,063        124,101      107,022
   Total assets                                                 301,787       292,585        314,939        301,145      240,991
   Long-term debt                                                38,000        40,000         40,000         40,000
   Stockholders' equity                                         166,835       159,464        165,589        163,137      164,586
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data -
   Net earnings:<F*>
     Before effect of change in accounting principle                                     $      0.62    $      1.82
     After effect of change in accounting principle<F**>    $      1.68   $      0.55           0.80           1.24  $      1.45
     Dividends                                                     1.12          1.12           1.12           1.12         1.12
     Stockholders' equity                                         14.71         14.07          14.62          14.45        14.59
--------------------------------------------------------------------------------------------------------------------------------
General -
   For the year:
     Dividends                                              $    12,693   $    12,691    $    12,741    $    12,638  $    12,720
     Capital expenditures, net                                   11,178        12,565         21,825         18,923       18,295
     Depreciation                                                15,520        15,290         19,326         16,765       15,957
     Research                                                    15,336        12,768         12,737         13,587       12,224
     Average number of shares outstanding                    11,337,948    11,329,854     11,304,681     11,283,283   11,350,962
   At year-end:
     Number of shares outstanding                            11,342,448    11,332,948     11,325,179     11,289,171   11,281,474
--------------------------------------------------------------------------------------------------------------------------------

<F*> Earnings per share are based on weighted average number of shares outstanding during each year.
<F**>Reflects after-tax effect of adopting SFAS No. 109 related to income taxes in 1994 and SFAS No. 106 related to postretirement in 1993.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED REVENUES, NET EARNINGS AND EARNINGS PER SHARE
(Dollars in thousands, except per share data)               1996              1995              1994
------------------------------------------------------------------------------------------------------
Revenues                                                $  360,703        $  364,877        $  369,227
Net earnings (loss):
    Before write-off, write-down, reorganization,
      and accounting change                                 17,920            15,187            19,503
    Write-off of investment in subsidiary,
      net of taxes                                           1,113
    Write-down of assets                                                      (8,957)
    Reorganiation of chemical operations                                                       (12,496)
    Accounting change                                                                            2,037
    Net earnings                                            19,033             6,230             9,044
Earnings (loss) per share:
    Before write-off, write-down, reorganiation,
      and accounting change                                   1.58              1.34              1.73
    Write-off of investment in  subsidiary,
      net of taxes.                                           0.10
    Write-down of assets                                                       (0.79)
    Reorganization of chemical operations                                                        (1.11)
    Accounting change                                                                             0.18
    Earnings per share                                        1.68              0.55              0.80
------------------------------------------------------------------------------------------------------

Revenues decreased in 1996 by $4.2 million or 1% due to a decline in the Registrant's equipment business, the closure of its Venezuelan operations, and the transfer of wax product business from its Polymers Division to the Bareco Products joint venture with Pennzoil Company which began in April, 1995 and is accounted for using the equity method. Without the effect of the Venezuelan closure and transfer of wax business to Bareco Products, revenues would have increased 1% in 1996 over 1995.

Excluding the effect of the tax benefit from the write-off of the Registrant's Venezuelan investment in 1996 and the write-down of certain assets in 1995, earnings increased $2.7 million or 18% year over year. The earnings gain was due to increased sales and improved gross profit margins in the Registrant's core businesses, in addition to increased earnings from the Bareco Products joint venture.

During 1995, the Registrant charged net earnings for $9.0 million to provide for the write-off and disposal of obsolete inventory and the write-down of certain patents, other intangibles, and certain other assets to properly reflect the value of these assets at October 31, 1995.

During 1994, the Registrant charged net earnings for $12.5 million to provide for a reorganization of its specialty chemical segment operations. In addition, the Registrant adopted Statement of Financial Accounting Standard No. 109 relating to accounting for income taxes, which resulted in a nonrecurring, non-cash benefit of $2.0 million or $0.18 per share.

REVENUES
(Dollars in thousands)                          1996              1995              1994
--------------------------------------------------------------------------------------------
Specialty Chemical Products                  $ 342,147         $ 338,999         $ 344,846
Equipment                                       18,556            25,878            24,381
--------------------------------------------------------------------------------------------
Total                                        $ 360,703         $ 364,877         $ 369,227
--------------------------------------------------------------------------------------------

Revenues from sales of specialty chemical products and services increased by $3.1 million or 1% in 1996. Increased sales of refinery process chemicals and fuel additives resulted in a double-digit revenue improvement over fiscal year 1995, while revenues from North American oil field chemical sales were essentially flat. Revenues from overseas energy chemical operations improved in 1996, led by increases in sales to Africa and the Pacific Rim. Polymers Division revenues declined, reflecting softness in some domestic markets earlier in the year and the continuing transfer of wax business to the Bareco Products joint venture.

Revenues from Equipment sales decreased in 1996 by $7.3 million or 28.3%, reflecting a lower level of customer activity in refinery and oil field process system markets.

EARNINGS FROM OPERATIONS
(Dollars in thousands)                          1996              1995              1994
--------------------------------------------------------------------------------------------
Specialty Chemical Products                   $ 20,414          $ 15,835          $ 26,172
Equipment                                          987             3,851             3,278
Write-off of investment in subsidiary           (5,137)
Write-down of assets                                             (14,354)
Reorganization costs                                                               (20,025)
--------------------------------------------------------------------------------------------
Total                                         $ 16,264          $  5,332          $  9,425
--------------------------------------------------------------------------------------------

Operating earnings from Specialty Chemical Products and Services increased by $4.6 million or 29% due primarily to improved gross profit margins in the Registrant's core businesses. Higher margins were a result of selective price increases, principally in the U.S., Middle East, and Canadian oil field businesses, coupled with an improvement in manufacturing efficiencies in both domestic and international operations. The Polymers Division experienced lower gross profit margins due primarily to the conclusion of microcrystalline wax production and sales of resulting inventories to Bareco Products at very low margins. This decrease in gross margins, however, was more than offset by the improvement in earnings from the Bareco Products partnership.

The Equipment segment showed a decrease in operating earnings of $2.9 million or 74%, reflecting a lower level of customer activity in all segments of the equipment business. Gross profit margins decreased due to the decline in volume, especially in refinery catalyst sales which have comparatively high margins.

In April 1996, the Registrant charged pretax earnings $5.1 million to record the write-off of its investment in its Venezuelan subsidiary.

The Registrant charged pretax earnings $14.4 million in 1995 to record the write-off and disposal of obsolete inventory and the write-down of certain other assets and intangibles to properly reflect the value of these assets at October 31, 1995.

During 1994, the Registrant charged pretax earnings for $20.0 million to record a reorganization of its chemical segment operations.

QUARTERLY RESULTS
Condensed summaries of unaudited quarterly financial results during fiscal 1996 and 1995 are as follows:

(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------------------------
                                                                        Net             Earnings
Three Months                                         Gross            Earnings           (Loss)
Ended                             Revenues           Profit            (Loss)           Per Share
-------------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------
JANUARY 31                        $ 86,842          $ 34,712          $  3,283          $   0.29
APRIL 30                            85,999            34,040             4,658              0.41
JULY 31                             92,055            37,144             4,983              0.44
OCTOBER 31                          95,807            38,924             6,109              0.54
-------------------------------------------------------------------------------------------------
1995
-------------------------------------------------------------------------------------------------
January 31                        $ 92,323          $ 36,277          $  6,229          $   0.55
April 30                            94,010            36,849             4,289              0.38
July 31                             87,212            32,750             2,547              0.22
October 31                          91,332            29,489            (6,835)            (0.60)
-------------------------------------------------------------------------------------------------

Earnings from overseas energy chemical operations declined during the first quarter due to delayed ordering patterns and tight margins on sales to the Middle East. The Registrant's equipment business also recorded lower results, reflecting a smaller backlog of orders. In addition, first quarter results included a $1.0 million charge to secure an exclusive license for corrosion-control technology.

While the energy chemicals business in the United States and Canada posted a slight earnings improvement in the second quarter over the prior-year period on increased sales to refineries, overseas energy chemical operations earnings were off year to year due to continued lower sales in the Middle East. The Registrant's equipment business also posted lower earnings as a result of reduced revenues from refinery and oil field process system sales. Second quarter earnings reflected a one-time benefit (net of taxes) of $1.1 million from ending business operations through the Registrant's Venezuelan subsidiary and writing off its investment.

The earnings turnaround in the third quarter resulted from increased revenues and improving margins. Chemicals Group earnings for the quarter were stronger, led by the oil field business in the United States and Canada. Asia-Pacific and Latin American operations posted earnings gains on higher sales, despite the discontinuance of the Venezuelan operation. Stronger EuroChem Division earnings were supported by growing energy chemicals business in the Middle East, Africa and Europe. The Polymers Division had higher earnings on increased sales while overall revenues remained flat, reflecting the continuing transfer of wax business to the Bareco Products joint venture.

The earnings gain in the fourth quarter was due to increased sales in the Registrant's core businesses and continued gross profit improvement resulting from selective price increases and manufacturing efficiencies. All of the Registrant's worldwide energy chemicals and polymers businesses posted increased earnings and revenues for the fourth quarter over the comparable prior period. Only the Registrant's equipment business was down in year-to-year comparisons, reflecting a lower level of customer activity in its markets.

During the first quarter of 1995, earnings included a nonoperating pretax gain of $1.1 million or $0.07 per share from the sale of the Registrant's Clear Lake, Texas, plant. During the fourth quarter of 1995, the Registrant recorded a $9.0 million after-tax charge ($.79 per share) against earnings to record the write-off and disposal of obsolete inventory and the write-down of certain patents, other intangibles, and certain other assets.

FOREIGN CURRENCY EXCHANGE AND TRANSLATION

The Registrant's exchange gains and losses were attributable principally to the effects of changes in value of the U.S. dollar-denominated asset and liability accounts of its foreign subsidiaries and to the closing of foreign currency forward contracts. The Registrant uses several measures to protect returns on its foreign subsidiaries' net assets from significant changes in the value of the dollar versus foreign currencies. These measures include pricing adjustments, maintenance of offsetting asset and liability balances, and investment in foreign currency forward contracts. There were no significant contracts outstanding at year-end. Balance sheet changes in the cumulative translation adjustment reflect the general fluctuation in the value of the U.S. dollar versus foreign currencies.

FOREIGN INVESTMENTS
(Dollars in thousands)        1996              1995                1994
---------------------------------------------------------------------------
Europe                     $  45,962         $  44,359          $   42,395
Far East                      18,819            19,299              16,620
Canada                         8,974             8,055               8,718
Middle East                    6,219             2,528               6,651
Latin America                  3,244             8,169               5,684
---------------------------------------------------------------------------
Total                      $  83,218         $  82,410          $   80,068
---------------------------------------------------------------------------

The increase in the Registrant's investment in Europe in 1996 was due to the positive earnings contribution from European operations and to a strengthening of the British pound against the U.S. dollar.

The increased investment in the Middle East in 1996 was due to both increased activity and earnings of the Registrant's partnership in Saudi Arabia.

The decreased investment in Latin America in 1996 was due to the write-down of the Registrant's investment in Venezuela and to losses incurred in Mexico due to decreased activity.

INFLATION

During fiscal 1996, the United States, Canada and most major countries in Europe, including the United Kingdom, France and Germany - which collectively represent a significant part of the Registrant's worldwide operations-experienced inflation in the range of 1.5% to 3%. Inflation in other countries of less significance to the Registrant generally ranges from 2% to 12%, except for certain countries in Latin America, Africa and the former Soviet Union which experienced higher inflation rates.

In 1996, the oil field and industrial chemicals businesses in North America experienced a raw material price decrease of approximately 1.5%, while the polymers and wax businesses incurred a raw material increase of approximately 3.0% to 3.5%, primarily due to the price of crude oil. Raw material prices in the United Kingdom were essentially flat during 1996.

Gross profit margins for the Registrant improved year over year due to selective price increases, manufacturing efficiencies and favorable product mix in addition to the aforementioned steady raw material prices. The Registrant anticipates that this market will remain substantially unchanged for the foreseeable future.

SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term funds for certain international operations are obtained through unsecured overdraft facilities and short-term notes payable with local banks. These totaled $3.5 million at October 31, 1996. Domestic short-term funds are obtained through an unsecured, uncommitted line of credit with a bank totaling $15.0 million. Domestic borrowings bear interest at a fluctuating rate below prime determined by the banks' cost of funds. At October 31, 1996, the amount available and unused under this line of credit totaled $15.0 million.

LONG-TERM DEBT

In September 1993, the Registrant entered into a Note Purchase Agreement with several institutional investors providing for the private placement of its 5.90% Series A Senior Notes, due 2000, and 6.39% Series A Senior Notes, due 2003, in aggregate principal amounts of $10.0 million and $30.0 million, respectively. Proceeds from the sale of these unsecured notes, which were issued in November 1993, were used to retire short-term borrowings.

The Note Purchase Agreement contains certain restrictive covenants, including limitations on additional borrowings and disposition of assets, and the maintenance of minimum net worth. Long-term debt maturities are (in millions): 1997 - $2.0, 1998 - $6.3, 1999 - $6.3, 2000 - $6.3, 2001 - $6.3.

Based on borrowing rates currently available to the Registrant for loans with similar terms and average maturities, the fair value of long-term debt is $39.4 million (1995- $40.0 million).

INTEREST (EXPENSE) INCOME, NET
(Dollars in thousands)                    1996              1995               1994
--------------------------------------------------------------------------------------
Interest expense                        $(2,795)          $(3,278)           $(3,371)
Interest income                           2,191             1,449                850
--------------------------------------------------------------------------------------
Interest (expense) income, net          $  (604)          $(1,829)           $(2,521)
--------------------------------------------------------------------------------------

Interest expense in 1996, 1995 and 1994 includes the interest on the $40.0 million private placement issued in September 1993. The increase in interest income is due to the general increase in cash balances invested throughout 1996 and 1995.

LIQUIDITY/CAPITAL RESOURCES
(Dollars in thousands)                          1996              1995              1994
-------------------------------------------------------------------------------------------
Working capital -
    Cash and marketable securities           $  44,669         $  33,662         $  20,564
    Other                                       48,025            45,342            45,705
Debt -
    Short-term                                   5,493             4,594             6,124
    Long-term                                   38,000            40,000            40,000
Ratios -
    Current                                     2.34:1            2.18:1            1.83:1
    Long-term debt/total capitalization          .19:1             .20:1             .19:1
-------------------------------------------------------------------------------------------

The Registrant's primary sources of liquidity are cash provided by operating activities, and $15.0 million of an unsecured, uncommitted line of credit. In addition, the Registrant sold its corporate jet in 1996 and its Clear Lake, Texas, plant during 1995, resulting in cash proceeds of $5.3 million and $10.3 million, respectively. Working capital increased to $93.0 million at October 31, 1996, up from $79.0 million and $66.0 million at October 31, 1995 and 1994, respectively. The current ratio also increased to 2.34:1 in 1996 from 2:18:1 and 1.83:1 in the prior respective periods.

The Registrant's strong financial position and adequate credit availability provide a high degree of flexibility in obtaining additional funds on competitive terms. Detailed information on the Registrant's cash flows is presented in the Consolidated Statements of Cash Flows.

CAPITAL EXPENDITURES AND DEPRECIATION
(Dollars in thousands)                          1996              1995              1994
-------------------------------------------------------------------------------------------
Capital expenditures, net                     $ 11,178          $ 12,565          $ 21,825
Depreciation                                    15,520            15,290            19,326
-------------------------------------------------------------------------------------------

Major capital expenditures in 1996 included the continued expansion and upgrade of the Bayport, Texas, and Liverpool, England, manufacturing plants; additional investment in chemical product containers that are more environmentally safe; additional investment in distribution vehicles and delivery trucks; and the expansion of the UNILIN(R) alcohol capacity at the Barnsdall, Oklahoma, manufacturing facility.

For 1997, major capital projects will include the continued expansion and upgrade of the Bayport, Kirkby and Barnsdall manufacturing plants; investment in three customer service facilities in Southeast Asia; and the upgrading of information systems at certain division locations.

In fiscal 1996, the Registrant sold its aircraft and wrote down its investment in Venezuela. The Venezuelan plant was subsequently sold at its approximate net book value.

The Registrant has completed the sale of its Singapore facility.

DIVIDENDS PER SHARE

The Registrant paid quarterly dividends of $0.28 per share for a total annual dividend of $1.12 per share in both fiscal 1996 and 1995. The Registrant has paid dividends every year since its incorporation in 1930 and has maintained or increased its dividends per share every year since 1946.

The Registrant's capital stock is included in the NASDAQ National Market System of over-the-counter securities and is traded under the symbol PLIT.

CAPITAL STOCK PRICES

The high- and low-bid stock prices for 1996 and 1995 are listed in the following table, compiled from published sources:

                                                          1996                               1995
                                              ----------------------------------------------------------------
Quarter ending                                    HIGH              LOW              High               Low
--------------------------------------------------------------------------------------------------------------
January 31                                      $29               $22               $30 1/4           $24 1/4
April 30                                         32 1/4            24 3/4            31 1/4            25
July 31                                          33                27 3/4            32 1/2            27 3/4
October 31                                       36                29 1/2             29               23 1/4
--------------------------------------------------------------------------------------------------------------

PRIOR YEARS' OPERATING RESULTS
1995 VS 1994

Revenues decreased in 1995 by $4.4 million or 1% due primarily to the decline of oil field chemical revenues in North America and to the transfer of wax product business from the Polymers Division to the newly formed joint venture, Bareco Products, which is accounted for using the equity method.

Excluding a write-down, reorganization and accounting change, net earnings decreased from 1994 by $4.3 million or 22%. The Registrant incurred significant raw material cost increases during the year, which could not be passed along to customers in its highly competitive, price-sensitive markets. These increases more than offset the effect of cost savings derived from the ongoing reorganization of the Chemicals Group. The decline in earnings also resulted from the weak performance of the Registrant's North American chemical operations, which were affected by the continuing weakness in petroleum chemical markets. In addition, earnings suffered from a bad debt write-off of nearly $1.0 million brought about by the devaluation of the Mexican peso.

During 1995, the Registrant charged net earnings for $9.0 million to provide for the write-off and disposal of obsolete inventory and the write-down of certain patents, other intangibles, and certain other assets to properly reflect the value of these assets at October 31, 1995.

During 1994, the Registrant charged net earnings for $12.5 million to provide for a reorganization of its chemical segment operations. In addition, the Registrant adopted Statement of Financial Accounting Standard No. 109 relating to accounting for income taxes, which resulted in a nonrecurring, non-cash benefit of $2.0 million or $0.18 per share.

Revenues from the sale of Specialty Chemical Products declined by $5.8 million or 2% in 1995. North American oil field revenues were lower, reflecting softness in the petroleum industry chemical market which experienced very difficult economic conditions. Sales of oil field chemicals outside of North America showed continued growth, particularly in Europe and the Middle East. Sales of refinery process chemicals and fuel performance additives were also higher in 1995, led by increases in Europe and the Pacific Rim, continuing a three-year growth trend. Polymers Division revenues continued to increase even though the continued transfer of wax products business to the Bareco Products joint venture reduced the division's revenues in this market.

Revenues from Equipment sales increased in 1995 by $1.5 million or 6%. The increase was due to sales of desalters, replacement equipment parts and refinery catalyst. The division's backlog of jobs for fiscal 1996 was not as strong as in the prior year due to weaker bookings in the fuel treatment market and a softening of its petroleum industry markets.

Operating earnings from Specialty Chemical Products declined by $10.3 million or 39% due primarily to an increase in raw material prices for petroleum chemicals worldwide and to the weak performance of North American chemical operations, which reflected very tough economic conditions in the domestic petroleum industry. In addition, the Registrant incurred a bad debt write-off of nearly $1.0 million as a result of the devaluation of the Mexican peso. The Polymers Division recorded improvements on last year's profitability due to an increased sales base and the early success of its new joint venture, Bareco Products.

The Equipment segment also showed improved earnings due to increased sales of refinery catalyst and replacement equipment parts, which have comparatively high margins.

The Registrant charged pretax earnings in 1995 for $14.4 million to provide for the write-off and disposal of obsolete inventory and the write-down of certain other assets and intangibles to properly reflect the value of these assets at October 31, 1995.

During 1994, the Registrant charged pretax earnings for $20.0 million to provide for a reorganization of its chemical segment operations.

1994 VS. 1993

Despite North American revenues that were down 4%, overall revenues rose 5% in 1994 to $369.2 million on the strength of the Registrant's international operations.
Excluding the reorganization of chemical segment operations and other accounting changes, net earnings decreased by $1.0 million to $19.5 million. The decline resulted from the weak performance of the Registrant's North American oil field chemical operations, which were affected by the continuing weakness in the domestic oil field markets. All other divisions showed improved profits and continued to perform well, especially those serving international markets.

During 1994, the Registrant charged pretax earnings for $20.0 million to provide for a reorganization of its chemical segment operations. In addition, the Registrant adopted Statement of Financial Accounting Standard No. 109 relating to accounting for income taxes, which resulted in a nonrecurring, non-cash benefit of $2.0 million or $0.18 per share. In 1993, the Registrant adopted Statement of Financial Accounting Standard No. 106 relating to medical and other postretirement benefits, which resulted in a nonrecurring, non-cash, after-tax charge of $6.5 million or $0.58 per share. Factoring in these accounting changes and the reorganization charge for the chemical segment operations, net earnings decreased $5.0 million in 1994 to $9.0 million.

Revenues from sales of Specialty Chemical Products increased $12.3 million in 1994, representing a 4% gain. Tretolite Division revenues were lower, reflecting the weakness in the domestic oil field market. Sales of oil field chemicals outside of North America showed continued solid growth, particularly in Europe, the Middle East and Southeast Asia. Sales of refinery process services and fuel performance additives were also higher in 1994 after posting solid growth in 1993. Polymers Division revenues were comparable to 1993 as elimination of some very-low-margin commodity wax business in Europe was offset by gains in other international markets.

Revenues from Equipment sales totaled $24.4 million, up 27% from 1993. The higher revenues were driven by several large contracts involving overseas sales of turbine fuel treatment systems and oil field dehydrators, and a resurgence of orders from U.S. refiners seeking system upgrades. The division carried a strong backlog of contracts forward into fiscal 1995.

Operating earnings from Specialty Chemical Products declined 12% from 1993 due to the weak performance of the North American oil field business. Operating earnings from all other Specialty Chemical operations increased over 1993 levels. The Polymers Division improved profitability as it replaced lower-margin sales with higher-margin products. Both the Industrial Chemicals Division and EuroChem Division recorded improvements over prior-year profitability by leveraging their operating expenses over an increased sales base.

The Equipment segment earnings increased 77% due to stronger contract revenues, both domestically and internationally, and by effectively controlling its operating expenses, which were up only nominally over the prior year.

The Registrant charged pretax earnings with $20.0 million to cover a reorganization of its chemicals segment operations. This reorganization, which resulted from a reengineering study of the oil field operations and a decision to exit the manufacturing of microcrystalline waxes, will result in the elimination of approximately 290 jobs; the discontinuance of chemical manufacturing operations in Webster Groves, Missouri, and Clear Lake, Texas; discontinuance of ethoxylation activities at Barcelona, Venezuela; and discontinuance of the microcrystalline wax manufacturing process at Kilgore, Texas, and Barnsdall, Oklahoma.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 (page 39)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Registrant's three most recent fiscal years there were no changes in or disagreements with the Registrant's independent accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) Directors of Registrant. Directors of the Registrant are elected by the stockholders at an annual meeting, or by the Board of Directors to fill vacancies on the Board of Directors. Directors of the Registrant, their ages and positions held, are as follows:

                                                             CURRENT                SERVED
                                                          POSITIONS AND               AS
                                                          OFFICES WITH              DIRECTOR
        NAME                                AGE            THE COMPANY               SINCE
        ----                                ---            -----------               -----
Andrew B. Craig, III                         65              Director                 1989
Jerry B. Davis                               65              Director                 1996
Louis Fernandez                              72              Director                 1983
Wayne J. Grace    <F1>                       56              Director                 1995
Paul H. Hatfield  <F2>                       60              Chairman of the          1994
                                                             Board, President
                                                             and Chief Executive
                                                             Officer
Richard L. O'Shields                         71              Director                 1994
Fairfax F. Pollnow  <F1>                     45              Director                 1995
Brian M. Rushton                             63              Director                 1996
Joseph T. Williams                           59              Director                 1995

----------

Note <F1>:  Mr. Grace and Mr. Pollnow originally were proposed for nomination as Directors of the Registrant by the Board of Directors of Wm. S. Barnickel & Company ("Barnickel Company").
            Additional information about Barnickel Company is presented under Items 12 and 13.
Note <F2>:  Mr. Hatfield was elected Chairman of the Board, President, and
            Chief Executive Officer of the Registrant on November 20,
            1995.

b) Executive officers of Registrant - Executive officers of the Registrant,
   --------------------------------
their ages and positions held, are as follows:

                                                                        Date elected to           Age at
        Name                                 Title                      present office         Oct. 31, 1996
----------------------              -------------------------           ---------------        -------------
Paul H. Hatfield                    Chairman, President and             11/20/95                     60
                                    Chief Executive Officer

John M. Casper                      Vice President and                  02/14/94                     51
                                    Chief Financial Officer

Hugh B. Chare                       Vice President,                     04/18/96                     47
                                    Market Operations

Ralph J. Churchill                  Vice President,                     08/09/89                     52
                                    General Manager,
                                    Tretolite Division

Toby R. Graves                      Vice President,                     06/08/88                     50
                                    General Manager,
                                    Polymers Division

William F. Haberberger              Controller                          03/04/91                     46

John F. McCartney                   Vice President,                     08/09/90                     60
                                    General Counsel

Charles R. Miller                   Corporate Secretary,                08/12/92                     41
                                    Associate General Counsel

Jeffrey A. Pullen                   Vice President,                     03/04/96                     41
                                    Business Systems

Derek Redmore                       Vice President,                     12/08/93                     58
                                    Technology

Steven F. Schaab                    Treasurer                           01/01/93                     44

David Winslett                      Vice President,                     03/04/96                     51
                                    Process and Additives
                                    Technologies

c)  Identification  of certain significant employees - Mr. Stuart Monro
    ------------------------------------------------
joined the Registrant in January 1978. After having served in various sales and managerial positions within international operations, he was appointed Managing Director of Petrolite Ltd in March of 1989. In June 1991, he was also appointed General Manager of the newly created EuroChem Division. He holds various diplomas and degrees, including a chartered chemist (C.Chem), a chartered engineer (C.Eng) and an M.B.A. degree in management from the City University of London.

d)  Business experience - Directors.  Information regarding the business
    --------------------------------
experience and directorships of Directors is as follows. Except as noted, each person has served in his present occupation for at least 5 years.

Mr. Andrew B. Craig, III is Chairman of the Board of Directors of NationsBank Corporation. Previously he was Chairman and Chief Executive Officer of Boatmen's Bancshares, Inc. He also is a Director of Anheuser-Busch Companies, Inc., and Laclede Gas Company.

Mr. Jerry B. Davis is the retired President and Chief Executive Officer of Otis Engineering Corporation, a subsidiary of The Halliburton Company.
Before his election as President and Chief Executive Officer he held several positions at Otis in international and domestic operations and manufacturing.

Dr. Louis Fernandez previously served as Chairman, President and Chief Executive Officer of Celgene Corporation. He formerly was the Chairman of Monsanto Company. He also is a Director of Boehringer Ingelheim Corporation,
A. G. Edwards, Inc., and Alteon, Inc.

Mr. Wayne J. Grace is Managing Partner of Grace & Company, P.C., a public accounting firm he founded. He has more than 25 years of business experience in public accounting and in the private sector.

Mr. Paul H. Hatfield is Chairman, President and Chief Executive Officer of the Registrant. He also is a Director of DEKALB Genetics Corporation and Penwest, Ltd. Additional information is presented below.

Mr. Richard L. O'Shields is the retired Chairman and Chief Executive Officer of Panhandle Eastern Corporation, operator of one of the major interstate gas pipeline systems in the nation. He previously served as Chairman of the Board of Daniel Industries, Inc.

Mr. Fairfax F. Pollnow is engaged in private investments and is President of Arbor Land Company, a real estate development and investment firm. He also is a Director and Officer of Wm. S. Barnickel & Co. and a Director of The Churchill School.

Dr. Brian M. Rushton is a former President of the American Chemical Society. He previously served as Senior Vice President, Research and Development, for Air Products and Chemicals, Inc., and as President of Celanese Research Company and Vice President of Technology for Celanese Corporation (now Hoechst Celanese). He also is a Director of Mallinckrodt Group Inc.

Mr. Joseph T. Williams previously served as Vice Chairman and Chief Executive Officer of Enserch Exploration, Inc., a NYSE-listed company. He previously served as President and Chief Executive Officer of PG & E Resources Company.

Business experience - Officers. Officers are elected to serve until removed,
-------------------------------
or until a successor has been elected or appointed. Except as noted below, each of the officers in Item 10 (b) has served in his present office for at least five years. The following is a brief description of past positions of those officers who were elected to their present position within the last five years.

Mr. Paul H. Hatfield joined the Registrant on November 20, 1995, as Chairman, President and Chief Executive Officer. Mr. Hatfield previously served as chief executive officer of Protein Technologies International, a subsidiary of Ralston Purina Company from which he retired after 34 years of service in 1994. During his career at Ralston Purina, he progressed through a wide range of management positions which included significant international experience and 17 years as an officer. He holds a B.S. degree in agricultural economics and an M.S. in economics/marketing, both from Kansas State University.

Mr. John M. Casper joined the Registrant in February, 1994 as Vice President and Chief Financial Officer. He has 27 years of experience in financial and operations management, most recently as Executive Vice President with Mitek, Inc., where he was Chief Financial Officer and responsible for overseas operations in Southeast Asia, Japan, Australia/New Zealand, Africa and Canada. He holds a B.S. degree from Drexel Institute of Technology and an M.B.A. from Oklahoma State University.

Mr. Hugh B. Chare joined the Registrant on May 1, 1996, as Vice President, Market Operations. He has 25 years of experience in operations management, most recently as President of BP Chemicals (Hitco) Inc., where he was responsible for four aerospace operations. He is a graduate of London University, with a B.Sc. (Honors) in mining engineering.

Dr. Ralph J. Churchill returned to the Registrant July 1, 1989, as Vice President, Corporate Development. In June 1990, he became Vice President of Technology and, in January 1993, he also was named to the position of Vice President, Marketing. In December 1993, he was appointed Vice President, Special Projects and, in June 1994, he was appointed Vice President and General Manager of the Tretolite Division. He holds a Ph.D. in engineering.

Mr. John F. McCartney has served as Assistant General Counsel since joining the Registrant in 1973, managing legal aspects of the Registrant's international operations, primarily working to establish subsidiaries, affiliates and joint-venture companies worldwide. He was named Vice President in August 1989. During July 1992, he also assumed responsibility for the administration of the Law Department and now is Vice President, General Counsel.

Mr. Charles R. Miller joined the Registrant as an attorney in May 1990, and was elected Secretary on August 12, 1992. His title now is Corporate Secretary, Associate General Counsel. He has 17 years experience in the public and private practice of law.

Mr. Jeffrey A. Pullen joined the Registrant in March, 1996. Mr. Pullen has over 18 years of diversified financial and operational management experience. Prior to joining the Registrant, Mr. Pullen was a partner in the Financial Advisory Services practice of Coopers & Lybrand L.L.P. where he specialized in consulting with clients regarding financial, economic and business issues related to mergers and acquisition transactions, corporate reorganizations, business valuations and litigation matters. He holds a BA degree from the University of Nebraska in Business Administration/Accounting.

Dr. Derek Redmore joined the Registrant as a research chemist in 1965 and was promoted to Group Leader in 1966. From 1972 to 1993, he held various managerial positions with increasing responsibility in Research and Development, most recently Director of Technology Support. In December 1993, he was elected Vice President, Technology. Redmore earned B.Sc. and Ph.D. degrees in organic chemistry at the University of Nottingham.

Mr. Steven F. Schaab joined the Registrant in November 1992 and was elected Treasurer effective January 1, 1993. He has 21 years of experience in financial and treasury management, most recently with Peabody Holding Company, Inc. A certified public accountant, he holds a B.S.B.A. degree in accounting from the University of Missouri-Columbia.

Mr. David Winslett joined the Registrant in December of 1982 with 15 years of refinery and specialty chemical experience. From 1982 to 1989, he was Operations Manager for the European Industrial Chemicals business based in Kirkby, England. Since 1989, he has served in various capacities in the Registrant's St. Louis office, including Vice President in the Industrial Chemicals Division. On June 16, 1993, he was promoted to General Manager of the Industrial Chemicals Division and in March 1996, he was elected Vice President, Process and Additives Technologies. He is a graduate of the University of Wales with a B.Sc. (Honors) in chemistry.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY  COMPENSATION TABLE

      The following table shows information concerning the compensation for services to the Registrant in all capacities for the fiscal years ended October 31, 1996, October 31, 1995, and October 31, 1994, of (i) those persons who served at any time during the fiscal year ended October 31, 1996 as Chief Executive Officer, and (ii) the four other most highly compensated Executive Officers of the Registrant on October 31, 1996 (collectively the "Named Executive Officers").

                                                 SUMMARY COMPENSATION TABLE
                                                                                         Long Term Compensation
                                                                                         ----------------------
                                                           Annual Compensation             Awards      Payouts
                                                  --------------------------------------   ------      -------

                                                                                 Other    Securities
                                                                                 Annual   Underlying    LTIP        All Other
                                                                Bonus          Compensa-   Options     Payouts      Compensa-
  Name and Principal Position        Year         Salary ($)   ($)<F2>         tion ($)  (SARs #)<F4>  ($)<F5>     tion ($)<F6>
-------------------------------------------------------------------------------------------------------------------------------
Paul H. Hatfield                     1996        $352,474<F1>  $375,018             --     220,000          --       $  6,944
Chairman of the Board, President     1995              --            --             --       8,000          --       $ 23,973
and Chief Executive Officer          1994              --            --             --          --          --             --

John M. Casper                       1996        $198,000      $ 80,000             --      75,000          --       $  2,500
Vice President and                   1995        $196,000            --             --          --          --       $  2,500
Chief Financial Officer              1994        $139,444<F1>        --             --      75,000          --       $  2,375

Toby R. Graves                       1996        $178,750      $ 75,000             --      60,000          --       $  2,500
Vice President, General Manager,     1995        $173,250      $ 85,502             --          --          --       $  2,500
Polymers Division                    1994        $166,000      $ 84,000             --          --     $24,699       $  2,500

Jeffrey A. Pullen                    1996        $130,000<F1>  $ 65,000       $ 30,000<F3>  20,000          --             --
Vice President,                      1995              --            --             --          --          --             --
Business Systems                     1994              --            --             --          --          --             --

Hugh B. Chare                        1996        $ 97,500<F1>  $ 65,000       $ 30,000<F3>  20,000          --             --
Vice President,                      1995              --            --             --          --          --             --
Market Operations                    1994              --            --             --          --          --             --

William E. Nasser<F7>                1996        $154,166<F1>        --             --          --          --       $218,333
                                     1995        $370,300            --             --          --          --       $  2,500
                                     1994        $347,750            --             --          --     $51,525       $  2,500

<F1>  Partial year.

<F2>  Payment under the Registrant's Annual Bonus Plan for the fiscal years noted.

<F3>  Amount paid in connection with relocation to St. Louis, Missouri.

<F4>  Options awarded to Messrs. Casper and Graves in 1996 replace options previously awarded to them. See the "Stock Options Granted in Fiscal Year 1996" table in this Item for additional information.


<F5>  Reflects the value of awards made pursuant to the Registrant's Long-Term
      Incentive Plan for a performance period beginning November 1, 1990, and ending October 31, 1994.

<F6>  Reflects the cash value of contributions by the Registrant to the
      Employees' Savings Plan (a defined contribution savings plan) as a match to a portion of the employee's contributions under the Savings Plan.  For Messrs.
      Hatfield and Nasser, reflects amounts paid pursuant to a Management Agreement and Consulting Agreement, respectively.

<F7>  Mr. Nasser resigned as Chairman, Chief Executive Officer and President on November 20, 1995.

                                     OPTIONS GRANTED IN FISCAL YEAR 1996
                                     -----------------------------------
                                                  Individual Grants
                            -------------------------------------------------------------
                             Number of
                            Securities        Percent of
                            Underlying       Total Options     Exercise
                              Options         Granted in        Price          Expiration       Grant Date
Name                          Granted         Fiscal Year       ($/Sh)            Date       Present Value<F4>
--------------------------------------------------------------------------------------------------------------
Paul H. Hatfield            220,000<F1>          38.6%          $24.31         12/13/2000       $ 1,148,508

John M. Casper               75,000<F2>          13.1%          $27.00         1/09/2006        $   533,977

Toby R. Graves               60,000<F2>          10.5%          $27.00         1/09/2006        $   427,182

Jeffrey A. Pullen            20,000<F3>           3.5%          $27.25         3/01/2006        $   146,160

Hugh B. Chare                20,000<F3>           3.5%          $32.00         5/01/2006        $   180,073

------

<F1>  The option becomes exercisable in annual installments of 73,334,
      73,333, and 73,333 shares, beginning on the first anniversary of the grant date, which was December 13, 1995. Under the terms of the 1993 Petrolite Stock Incentive Plan, the option becomes fully exercisable upon a "change in control" of the Registrant, as defined in the Plan.

<F2>  The option replaced two previous option awards totaling the same number of shares.  The option becomes exercisable in five equal annual installments beginning on the first anniversary of the grant date, which was January 9,
      1996.  Under the terms of the 1993 Petrolite Stock Incentive Plan, the option becomes fully exercisable upon a "change in control" of the Registrant, as defined in the Plan.

<F3>  The option becomes exercisable in five equal annual installments beginning on the first anniversary of the grant date, which was March 1, 1996 for Mr. Pullen and May 1, 1996 for Mr. Chare.  Under the terms of the 1993
      Petrolite Stock Incentive Plan, the option becomes fully exercisable upon a
      "change in control" of the Registrant, as defined in the Plan.

<F4>  Calculated in accordance with the Black-Scholes option pricing model.
      The assumptions used were within the following ranges, depending on the date of the option award: Expected volatility, .310 to


      .313; risk-free rate of return, 5.54% to 6.84%; dividend yield, 4.11% to 4.12%; time of exercise, mid-point through the option term. No adjustment was made for non-transferability or risk of forfeiture.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES
                       ---------------------------------

      The following table shows information with respect to the Named Executive Officers concerning unexercised options held as of October 31, 1996. No Named Executive Officer exercised a stock option during fiscal year 1996.


                                              OPTION VALUES AT END OF FISCAL YEAR 1996
                                              ----------------------------------------
                                            Number of                      Value of Unexercised
                                       Unexercised Options                 In-the-Money Options
                                       at October 31, 1996                at October 31, 1996<F1>
                                       -------------------                -----------------------
       Name                       Exercisable     Unexercisable        Exercisable    Unexercisable
       ----                       -----------     -------------        -----------    -------------
  Paul H. Hatfield                  8,000            220,000             $79,700       $1,746,800

  John M. Casper                      -0-             75,000               ---         $  393,750

  Toby R. Graves                    1,000             60,000               ---         $  315,000

  Jeffrey A. Pullen                   -0-             20,000               ---         $  100,000

  Hugh B. Chare                       -0-             20,000               ---         $    5,000

  William E. Nasser                 5,000                ---               ---                ---

----------

<F1> Calculated on the basis of the fair market value of the underlying securities as of October 31, 1996 ($32.25 per share) minus the exercise price. The terms under which the options become exercisable are set out in the footnotes to the Options Granted table.


                         EXECUTIVE AGREEMENTS

The Registrant has entered into Executive Agreements with several executive officers, including the Named Executive Officers. The agreements, which include confidentiality and non-competition provisions, provide severance compensation to each covered executive in the event of the executive's involuntary termination from employment. This severance compensation would be in the form of a continuation of the executive's base salary for one year (two years for Messrs. Pullen and Chare). No severance compensation payment would be made if the executive's termination from employment is due to death, disability or normal retirement or is for cause, as defined in the agreement. The agreements also provide severance compensation in the event of the executive's termination in connection with a change in control of the Registrant. This compensation would be in the form of a lump sum payment equal to two times the executive's annual base salary and target incentive payment, and continuation of certain other executive benefits for a period specified in the agreement.

Mr. Nasser retired as Chairman of the Board, President and Chief Executive Officer of the Registrant on November 20, 1995. He and the Company have entered into an agreement under which Mr. Nasser will provide consulting services to the Registrant through March 31, 1997. That agreement, which terminated the Executive Agreement between Mr. Nasser and the Registrant, includes: a monthly retirement benefit beginning April 1, 1996, equal to the benefit to which Mr. Nasser would be entitled at his normal retirement date under the Registrant's Retirement Plan assuming an additional five years of service; continuation of certain other executive benefits for a specified period; surrender of stock options granted under the Petrolite 1993 Stock Incentive Plan; and a consulting payment of $370,000, payable in monthly installments through March 31, 1997. Amounts paid to Mr. Nasser, except for benefits paid through the Company's Retirement and Supplemental Retirement Plans, are shown in the Summary Compensation Table.

                        RETIREMENT BENEFITS

The Registrant's Retirement Plan is a defined benefit plan with benefits determined on the basis of years of service and the average covered remuneration for the five highest consecutive years of service in the last ten years. Covered remuneration is the annual compensation of an individual, which includes annual base salary and certain amounts paid under the Registrant's bonus plans. Estimated annual benefits payable upon retirement (assuming normal retirement date) to persons participating in the Plan are shown below:

APPROXIMATE ANNUAL RETIREMENT BENEFIT
--------------------------------------

                                       Years of Participation in Plan
                                       ------------------------------
 Final Average
Annual Earnings         10 Years         20 Years          30 Years          40 Years
---------------         --------         --------          --------          --------
   $100,000             $13,250          $ 26,500          $ 39,750          $ 51,875
   $150,000             $21,000          $ 42,000          $ 63,000          $ 81,750
   $200,000             $28,750          $ 57,500          $ 86,250          $111,625
   $250,000             $36,500          $ 73,000          $109,500          $141,500
   $300,000             $44,250          $ 88,500          $132,750          $171,375
   $350,000             $52,000          $104,000          $156,000          $201,250
   $400,000             $59,750          $119,500          $179,250          $231,125
   $450,000             $67,500          $135,000          $202,500          $261,000
   $500,000             $75,250          $150,500          $225,750          $290,875

The benefits shown above are based on a straight-life annuity with a five-year guaranty and are paid in addition to any Social Security benefits to which the individual may be entitled. The compensation covered by the Plan for the Named Executive Officers is shown in the Summary Compensation Table under the headings "Salary", "Bonus" and "Long-Term Incentive Plan Payments". Years of credited service to October 31, 1996, for the Named Executive Officers are: Mr. Hatfield, 0; Mr. Casper, 2; Dr. Graves, 24; Mr. Pullen, 0; Mr. Chare, 0; Mr. Nasser, 33.

The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trusts; the limit currently is $120,000 per year, subject to annual cost of living adjustments. The Internal Revenue Code also limits the compensation that may be considered in calculating benefits payable from the pension trusts. The Registrant has established a Supplemental Retirement Plan for the payment of supplemental benefits for certain highly compensated employees to whom these limits apply, or will apply in the future, so that these employees will obtain the benefit of the Retirement Plan formula that would have applied in the absence of the limitations. These benefits are reflected in the foregoing table. Mr. Nasser receives a benefit from the Supplemental Retirement Plan.

                         COMPENSATION OF DIRECTORS

Directors who are not full-time salaried employees of the Registrant receive an annual retainer of $18,000, except that Directors who serve as chairman of a committee of the Board receive an annual retainer of $21,000. Directors receive a fee of $1,000 per meeting for each board meeting attended, and directors who serve on committees of the Board receive a fee of $750 per meeting for each committee meeting attended.

Under the Petrolite 1993 Stock Incentive Plan approved by the stockholders on March 1, 1993, each Director who has been a member of the Board of Directors for at least six months receives an option to purchase 2,000 shares of the Registrant's capital stock on account of his or her election by the stockholders at an annual meeting of the Registrant. Each such Director who is re-elected to the Board of Directors at a subsequent annual meeting of the Registrant receives an option to purchase an additional 2,000 shares at the time of each such re-election. The exercise price for each option is the fair market value of a share of the Registrant's capital stock on the date of such annual meeting.
No options may be granted under the Plan after October 31, 1998. Directors who are employees of the Registrant receive no additional compensation for service on the Board of Directors or its committees.

Item. 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the holdings of each person who is known by the Registrant to own beneficially more than 5% of the Company's capital stock. The Registrant's capital stock constitutes the only class of voting securities of the Registrant. Except as indicated otherwise, these beneficial owners possess sole voting and sole dispositive power with respect to the total number of shares reported.

NAME AND ADDRESS OF                      AMOUNT AND NATURE OF                 PERCENT
BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                 OF CLASS
----------------                         --------------------                 --------
Wm. S. Barnickel & Co.                      5,337,360<F1>                       47.1%
c/o Mr. Jules Chasnoff, Esq.
Lowenhaupt & Chasnoff, L.L.C
10 South Broadway, Suite 600
St. Louis, MO 63102



T. Rowe Price Associates, Inc.                730,900<F2>                        6.4%
1285 Avenue of the Americas
New York, NY 10019

Scudder Stevens & Clark, Inc.                 665,000<F3>                        5.9%
175 Federal Street
Boston, MA 02110

Twentieth Century Companies, Inc.             581,900                            5.1%
450 Main Street
P.O. Box 418210
Kansas City, Missouri  64141

----------
Note <F1>:  Prior to June 6, 1995, 90% of the outstanding capital stock of
            Wm. S. Barnickel & Company ("Barnickel Company") was held by The William S. Barnickel Testamentary Trust (the
            "Barnickel Trust"), established under the will of William
            S. Barnickel, deceased, of which Michael V. Janes and Boatmen's Trust Company, a subsidiary of Boatmen's
            Bancshares, Inc.<F*>, served as co-trustees. The Barnickel Trust terminated on the death of Genevieve B. Janes on August 27, 1993, and on June 6, 1995, the Barnickel Trust distributed its assets, consisting primarily of shares of common stock of Barnickel Company, to its beneficiaries.

            The remaining 10% of the outstanding capital stock of Barnickel Company is held by two other trusts, The John S. Lehmann
            Trust f/b/o John S. Lehmann, Jr. and The John S. Lehmann
            Trust f/b/o Frederick W. Lehmann III.  Boatmen's Trust
            Company serves as trustee of both of the Lehmann Trusts.

            On November 27, 1996, Boatmen's Bancshares, Inc. ("BBI"), Barnickel Company, The John S. Lehmann Trust f/b/o John
            S. Lehmann, Jr., The John S. Lehmann Trust f/b/o
            Frederick W. Lehmann III, Michael V. Janes, Genevieve J. Brown, William B. Janes, and Fairfax F. Pollnow (collectively the "1996 Reporting Persons") filed a seventh amendment to a previously amended Schedule 13D.
            The seventh amendment showed no changes from the ownership of the Registrant's capital stock reported by the 1996 Reporting Persons in the sixth amendment to the
            Schedule 13D filed November 12, 1996, as follows: The 1996 Reporting Persons disclosed aggregate beneficial ownership of 5,590,778 Shares of the Registrant's capital stock (the "Shares"), or 49.30% of the Shares outstanding.

            BBI reported sole voting and dispositive power over no Shares, shared voting power over 5,558,332 Shares, and shared dispositive power over 5,547,702 Shares. BTC reported sole voting power over 124,101 Shares, shared voting power over 5,434,231 Shares, sole dispositive power over 16,167 Shares, and shared dispositive power over 5,531,535 Shares.

            Barnickel Company reported sole voting and dispositive power over 5,337,360 Shares and shared voting and dispositive power over no Shares.



            The John S. Lehmann Trust f/b/o John S. Lehmann, Jr. and The John
            S. Lehmann Trust f/b/o Frederick W. Lehmann III reported no sole or shared voting or dispositive power over any Shares.

            Genevieve J. Brown, a director of Barnickel Company, reported sole voting and dispositive power over 5,846 Shares and shared voting and dispositive power over 5,375,850
            Shares.

            Michael V. Janes, a director of Barnickel Company, reported sole voting and dispositive power over 200 Shares and shared voting and dispositive power over 5,425,463 Shares.

            William B. Janes, a director of Barnickel Company, reported sole voting and dispositive power over 23,400 Shares and shared voting and dispositive power over 5,337,360 Shares.


            Fairfax F. Pollnow reported sole voting and dispositive power over 3,000 Shares, including presently exercisable options to acquire 2,000 Shares.


     <F*>   NationsBank Corporation merged with Boatmen's Bancshares, Inc., on January 7, 1997, and acquired Boatmen's Trust Company.


Note <F2>:  As of December 31, 1995, T. Rowe Price Associates possessed sole voting power over 68,300 of the Shares shown and sole dispositive power over 730,900 of the Shares shown.

Note <F3>:  As of December 31, 1995, Scudder Stevens & Clark, Inc. possessed shared voting power over 665,000 of the Shares shown and sole dispositive power over 665,000 of the Shares shown.

                   SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the number of shares of the Registrant's capital stock beneficially owned, directly or indirectly, by each of the Registrant's Directors and Named Executive Officers, and by the Directors and Executive Officers as a group. Except as noted otherwise, these persons possess sole voting and sole dispositive power with respect to the entire number of shares reported. The number shown includes shares deemed to be outstanding pursuant to stock options that are presently exercisable, as follows: Mr. Craig, 8,000 shares; Dr. Fernandez, 8,000 shares; Mr. Grace, 2,000 shares; Mr. O'Shields, 2,000 shares; Mr. Pollnow, 2,000 shares.

DIRECTORS
NAME OF                       AMOUNT AND NATURE OF                        PERCENT
BENEFICIAL OWNER              BENEFICIAL OWNERSHIP                        OF CLASS
----------------              --------------------                        --------
Andrew B. Craig, III                 9,000                                  <F*>
Jerry B. Davis                         500                                  <F*>
Louis Fernandez                      9,000                                  <F*>
Wayne J. Grace                       3,700                                  <F*>
Paul H. Hatfield                    95,199<F2><F3>                          <F*>
Richard L. O'Shields                 4,500                                  <F*>
Fairfax F. Pollnow                   3,000                                  <F1>
Brian M. Rushton                       200                                  <F*>
Joseph T. Williams                   1,000                                  <F*>

NAMED EXECUTIVE OFFICERS

NAME OF                       AMOUNT AND NATURE OF                        PERCENT
BENEFICIAL OWNER              BENEFICIAL OWNERSHIP                        OF CLASS
----------------              --------------------                        --------
John M. Casper                      21,981<F3>                              <F*>
Toby R. Graves                      17,350<F3>                              <F*>
Jeffrey A. Pullen                    4,000<F3>                              <F*>
Hugh B. Chare                            0                                  <F*>
William E. Nasser                   15,933<F2><F3>                          <F*>
All Directors and Officers
as a Group (21 persons)            222,345<F4>                              2%

<F*> Less than 1%

----------
Note <F1>:  See Note (1) under the heading Security Ownership of Certain
            Beneficial Owners in this Item.


Note <F2>:  Mr. Nasser retired, and Mr. Hatfield was elected, Chairman of the
            Board, President and Chief Executive Officer of the Registrant on November 20, 1995.

Note <F3>:  The number shown includes shares which are deemed to be outstanding pursuant to stock options that are presently exercisable, or will become exercisable within 60 days of January 29, 1997, as follows: Mr. Hatfield, 81,334 shares; Mr. Casper, 15,000 shares; Dr. Graves, 13,000 shares; Mr. Pullen, 4,000 shares; Mr. Nasser, 5,000 shares. The number shown includes shares of capital stock held in trust through the Employees' Savings Plan, as follows: Mr. Hatfield, 365 shares; Mr. Casper, 758 shares; Dr. Graves, 2,578 shares; Mr. Nasser, 7,186 shares. (Savings Plan information presented as of September 30, 1996.)



Note <F4>:  The number shown includes 164,334 shares which are deemed to be outstanding pursuant to stock options that are presently exercisable, or will become exercisable within 60 days of January 29, 1997, and 23,884 shares held through the Employees' Savings Plan. (Savings Plan information presented as of September 30, 1996.)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) On November 27, 1996, Wm. S. Barnickel & Co. ("Barnickel Company") and the Registrant entered into a "Memorandum of Understanding Regarding Joint Petrolite/Barnickel Efforts to Explore Sale of Petrolite" (the "Memorandum of Understanding") which provided, among other things, that: (1) The Special Committee of the Registrant's Board of Directors that was established on June 12, 1996, would be in charge of the exploration of the sale of the Registrant. The Special Committee, subject to the fiduciary duties of the directors, would pursue a process for the sale or merger of the Registrant on the most advantageous terms for all shareholders; (2) The Special Committee would take into account, among any other shareholders' concerns, the fact that Barnickel Company has a strong preference for a transaction structured as a tax-free reorganization involving Barnickel directly; (3) J. Peters MacCarthy and Robert H. Quenon, designees of Barnickel Company, would participate in the Special Committee, except that they would not have the right to vote; (4) Barnickel Company would standstill (that is, take no implementing action) with respect to any consent solicitation for 90 days so that the Registrant's Board of Directors could pursue the Special Committee's purpose; and (5)
The Rights Agreement, dated as of March 28, 1994, as amended, with Society National Bank, would be amended as provided in the Memorandum of Understanding.

The foregoing summary description of the Memorandum of Understanding does not purport to be complete and is qualified in its entirety by the terms of the Memorandum of Understanding that is filed as an exhibit to the Registrant's Form 8-K Report filed on December 6, 1996.

(b) During fiscal year 1996, the Registrant and its subsidiaries engaged, in the ordinary course of business, in various types of transactions with other corporations with which Directors of the Registrant are associated either as officers or directors. It is expected that the Registrant and its subsidiaries will continue to engage in such transactions. The Registrant does not believe the amounts involved in such transactions are material in relation to the businesses of such other corporations or the interests of the Directors involved.

(c) The Registrant and Mr. Hatfield entered into a Management Agreement and a Stock Option Agreement effective August 11, 1995, pursuant to which Mr. Hatfield agreed to provide certain management services to the Registrant with regard to the Registrant's Chemicals Group. Both agreements were terminated effective November 20, 1995, upon Mr. Hatfield's election as Chairman, President and Chief Executive Officer. Under the Management Agreement, Mr. Hatfield was to be paid $125,000 in 12 monthly installments; under the Stock Option Agreement, Mr. Hatfield was granted an option to purchase 36,000 shares of the Registrant's capital stock at a price of $21.03 per share. The option, which was to become exercisable in 12 monthly installments beginning September 29, 1995, became exercisable with respect to 6,000 shares before the Stock Option Agreement was terminated.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K
      (a)   List of financial statements filed as part of this report:

            Petrolite Corporation
            ---------------------

            Consolidated statements of earnings for the years ended October 31, 1996, 1995 and 1994.

            Consolidated balance sheets as of October 31, 1996 and 1995.

            Consolidated statements of cash flows for the years ended October 31, 1996, 1995 and 1994.

            Consolidated statements of stockholders' equity for the years ended October 31, 1996, 1995 and 1994.

            Notes to consolidated financial statements.

            Report of independent accountants.

            Bareco Products
            ---------------

            Statement of Operations for the Years Ended October 31, 1996 and
            1995

            Balance Sheet as of October 31, 1996 and 1995

            Statement of Cash Flows for the Years Ended October 31, 1996 and
            1995

            Statement of Changes in Partners' Equity for the Years Ended October 31, 1996 and 1995

            Notes to Financial Statements

            Report of Independent Accountants

            Financial Statements for Bareco Products, an equity investee of the Registrant, will be filed pursuant to Rule 12b-25

      (b) No reports on Form 8-K were filed with the SEC during the fourth quarter of fiscal 1996.

      (c) Exhibit Index (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K)

Exhibit No.

      3.1   -     Restated Certificate of Incorporation of the Registrant
                  (Incorporated from the definitive Proxy Statement dated
                  January 21, 1987, Exhibit B and the definitive Proxy
                  Statement dated February 3, 1984, Exhibit A).

      3.2   -     Bylaws of the Registrant, as adopted and restated August 14,
                  1996.

      4.1   -     Note Purchase Agreement dated as of September 3, 1993, between the Registrant and Equity Life Assurance Society of the
                  United States, Aid Association for Lutherans, The Canada
                  Life Assurance Company, Canada Life Insurance Company of
                  America (CLICA), Provident Mutual Life Insurance
                  Company-CALIC, Provident Mutual Life and Annuity Company of
                  America, Provident Mutual Life Insurance Company of
                  Philadelphia-SPDA filed as Exhibit 4 to the Registrant's
                  Annual Report on Form 10-K for the year ended October 31,
                  1993, and hereby incorporated by reference herein.

      4.2   -     Rights Agreement dated as of March 25, 1994, between the
                  Registrant and Society National Bank, as Rights Agent, filed as Exhibit 4 to the Registrant's current report on Form 8-K filed April 16, 1994, and hereby incorporated by reference herein.

      4.3   -     Amendment No. 1 to Rights Agreement dated as of March 25, 1994 between the Registrant and Society National Bank, as Rights
                  Agent, filed as Exhibit 4 to the Registrant's current report on Form 8-K filed December 13, 1994, and hereby incorporated by reference herein.


      4.4   -     Amendment No. 2 to Rights Agreement dated as of March 25, 1994 between the Registrant and Society National Bank, as Rights
                  Agent, filed as Exhibit 4 to the Registrant's current report on Form 8-K filed February 14, 1995, and hereby incorporated by reference herein.


      4.5   -     Amendment No. 3 to Rights Agreement dated as of March 25,
                  1994 between the registrant and Society National Bank, as Rights Agent, filed as part of Exhibit 10 to the Registrant's current report on Form 8-K filed December 6, 1996, and hereby incorporated by reference herein.

      10.1  -     1987 Stock Incentive Plan filed as an Exhibit to the
                  Registrant's Form 10-K Annual Report for the year ended
                  October 31, 1987, and hereby incorporated by reference herein.<F*>

      10.2  -     Petrolite 1993 Stock Incentive Plan, as amended on August 8,
                  1994, filed as Exhibit 10.2 to the Registrant's Form 10-K
                  Annual Report for the year ended October 31, 1995, and hereby incorporated by reference herein.<F*>

      10.3  -     Form of 1996 restated Executive Agreement between the
                  Registrant and certain executives of the Registrant, entered into on various dates in December, 1996.<F*>

      10.4    -   Management Agreement dated as of August 11, 1995, with a
                  director of the Registrant filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended
                  October 31, 1995, and hereby incorporated by reference herein.<F*>

      10.6    -   Stock Option Agreement dated as of August 11, 1995, with a director of the Registrant filed as an exhibit to the Registrant's Form 10-K.<F*>

                  Annual Report for the year ended October 31, 1995, and hereby incorporated by reference herein.<F*>

      10.7    -   Agreement terminating a Management Agreement and a Stock
                  Option Agreement with a director of the Registrant effective
                  November 20, 1995 filed as an exhibit to the Registrant's
                  Form 10-K Annual Report for the year ended October 31, 1995, and hereby incorporated by reference herein.<F*>

      10.8    -   Agreement between the Registrant and William E. Nasser dated
                  November 20, 1995 filed as an exhibit to the Registrant's
                  Form 10-K Annual Report for the year ended October 31,
                  1995, and hereby  incorporated by reference herein.<F*>

      10.9    -   Petrolite Corporation Supplemental Retirement Plan filed
                  as an exhibit to the Registrant's Form 10-K Annual Report for the year ended October 31, 1995, and hereby incorporated by reference herein.<F*>

      10.10  -    Memorandum of Understanding, dated as of November 27, 1996, between the Registrant and William S. Barnickel Co. filed as Exhibit 10 to the Registrant's current report on Form
                  8-K filed December 6, 1996, and hereby incorporated by reference herein.

      21.1  -     Subsidiaries of the Registrant

      23.1  -     Consent of Independent Accountants

      24.1  -     Power of Attorney

      27.1  -     Financial Data Schedule.

[FN]
<F*>    Indicates a management contract or compensatory plan or agreement.

Individual financial statements of the Registrant's subsidiaries not included in this Form 10-K have been omitted since the Registrant is primarily an operating Registrant and the operating subsidiaries included in the consolidated financial statements but for which financial statements are not included herein, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which, together, exceed 5 percent of total consolidated assets at October 31, 1996. Separate financial statements of subsidiaries not consolidated, and 50%-or-less-owned entities (accounted for by the equity method) not included herein have been omitted because they do not constitute a significant subsidiary. Financial Statements for Bareco Products, an equity investee of the Registrant, will be filed pursuant to Rule 12b-25.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PETROLITE CORPORATION
                                          ---------------------
      (Registrant)


                                          By   /s/ John M. Casper
                                              ------------------------
                                              John M. Casper
                                              Vice President and
                                              Chief Financial Officer
Dated:   January 29, 1997
      -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Paul H. Hatfield                             /s/ John M. Casper
-------------------------------                 ------------------------------
    Paul H. Hatfield                               John M. Casper
    Principal Executive Officer                    Principal Financial Officer
    and Director

 /s/ Andrew B. Craig<F*>                          /s/ William F. Haberberger
-------------------------------                 ------------------------------
    Andrew B. Craig, Director                      Wlliam F. Haberberger
                                                   Principal Accounting Officer

 /s/ Jerry B. Davis<F*>                           /s/ Louis Fernandez<F*>
-------------------------------                 ------------------------------
    Jerry B. Davis, Director                       Louis Fernandez, Director

 /s/ Wayne J. Grace<F*>                           /s/ Richard L. O'Shields<F*>
-------------------------------                 ------------------------------
    Wayne J. Grace, Director                       Richard L. O'Shields, Director

 /s/ Fairfax F. Pollnow <F*>                      /s/ Brian M. Rushton<F*>
-------------------------------                 ------------------------------
    Fairfax F. Pollnow, Director                   Brian M. Rushton, Director


 /s/ Joseph T. Williams <F*>
-------------------------------
    Joseph T. Williams, Director


                                            <F*>By /s/ Charles R. Miller
                                                   --------------------------------
                                                Charles R. Miller, Attorney in Fact


Dated:    January  29, 1997                     Dated:    January  29, 1997
      -------------------------                       -------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
For Years Ended October 31
(Dollars in thousands,except per share data)               1996              1995              1994
-------------------------------------------------------------------------------------------------------
Net Revenues                                             $ 360,703         $ 364,877         $ 369,227
Cost of Products Sold and Other Direct Costs               215,883           229,512           215,483
-------------------------------------------------------------------------------------------------------
  Gross Profit                                             144,820           135,365           153,744
-------------------------------------------------------------------------------------------------------
Expenses:
   Selling                                                  85,360            86,015            88,272
   Research                                                 15,336            12,768            12,737
   General and administrative                               22,723            21,438            23,285
   Write-off of investment in subsidiary                     5,137
   Write-down of assets                                                        9,812
   Reorganization of chemical operations                                                        20,025
-------------------------------------------------------------------------------------------------------
                                                           128,556           130,033           144,319
-------------------------------------------------------------------------------------------------------
   Earnings from operations                                 16,264             5,332             9,425
Other Income (Expense):
   Equity in earnings of affiliates                          5,859             3,146               925
   Interest expense                                         (2,795)           (3,278)           (3,371)
   Interest income                                           2,191             1,449               850
   Other income, net                                            93             1,465               677
-------------------------------------------------------------------------------------------------------
   Earnings before income taxes and effect of
      change in accounting principles                       21,612             8,114             8,506
-------------------------------------------------------------------------------------------------------
Provision for U.S. and Foreign Income Taxes:
   Current                                                     884             6,362             6,458
   Deferred, net                                             1,695            (4,478)           (4,959)
-------------------------------------------------------------------------------------------------------
                                                             2,579             1,884             1,499
-------------------------------------------------------------------------------------------------------
Net Earnings before effect of change
   in accounting principles                                 19,033             6,230             7,007
   Effect of change in accounting for income taxes                                               2,037
-------------------------------------------------------------------------------------------------------
Net Earnings                                             $  19,033         $   6,230         $   9,044
-------------------------------------------------------------------------------------------------------

Earnings Per Share before effect of change
   in accounting                                         $    1.68         $    0.55         $    0.62
   Effect of change in accounting for income taxes                                                0.18
-------------------------------------------------------------------------------------------------------
Earnings Per Share                                       $    1.68         $    0.55         $    0.80
-------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

OCTOBER 31 (DOLLARS IN THOUSANDS)                                                                    1996           1995
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and equivalents                                                                               $  44,669      $  33,662
Accounts receivable, less estimated doubtful accounts of
    $1,191 and $986, respectively                                                                     68,324         63,352
Inventories                                                                                           37,117         36,709
Other current assets                                                                                  11,729         12,115
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                             161,839        145,838
-----------------------------------------------------------------------------------------------------------------------------
Investment in Affiliated Companies                                                                    14,417         13,116
-----------------------------------------------------------------------------------------------------------------------------
Other Assets:
Patents and other intangibles, less accumulated amortization of $9,585 and $7,136, respectively        7,068          9,505
Prepaid pension costs                                                                                  9,484          7,330
Other                                                                                                  8,228          5,422
-----------------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                                24,780         22,257
-----------------------------------------------------------------------------------------------------------------------------
Properties:
Buildings                                                                                             66,063         63,325
Machinery and equipment                                                                              201,109        203,526
Construction in progress                                                                               3,681          4,159
Accumulated depreciation                                                                            (176,971)      (166,369)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      93,882        104,641
Land                                                                                                   6,869          6,733
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     100,751        111,374
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 301,787      $ 292,585
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings                                                                              $   5,493      $   4,594
Accounts payable                                                                                      48,251         40,964
Income taxes payable                                                                                   2,113          3,378
Accrued vacation payable                                                                               3,720          4,000
Reorganization reserve                                                                                                2,734
Other current liabilities                                                                              9,568         11,164
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                         69,145         66,834
-----------------------------------------------------------------------------------------------------------------------------
Other Liabilities:
Long-term debt                                                                                        38,000         40,000
Retiree medical benefits                                                                              14,165         13,192
Other                                                                                                  4,598          2,317
-----------------------------------------------------------------------------------------------------------------------------
    Total other liabilities                                                                           56,763         55,509
-----------------------------------------------------------------------------------------------------------------------------
Deferred Income taxes, Net                                                                             9,044         10,778
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Capital Stock, without par value-
    Authorized - 35,000,000 shares
    Issued - 12,230,197 and 12,220,697 shares, respectively                                            9,620          9,389
Reinvested earnings                                                                                  177,283        170,943
Cumulative translation adjustment                                                                     (1,374)        (2,174)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     185,529        178,158
Less treasury stock, at cost - 887,749 shares                                                        (18,694)       (18,694)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     166,835        159,464
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 301,787      $ 292,585
-----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended October 31
(Dollars in thousands)                                    1996              1995              1994
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net earnings                                            $ 19,033          $  6,230          $  9,044
------------------------------------------------------------------------------------------------------
Adjustments to reconcile net earnings to net
cash provided by operations:
    Depreciation and amortization                         17,990            18,909            21,291
    Write-down of assets                                                    14,354
    Effect of change in accounting
    for income taxes                                                                          (2,037)
    Reorganization of chemical operations                                                     20,025
    Gain on sale of fixed assets                            (592)           (1,338)             (783)
Changes in assets and liabilities:
    Accounts receivable                                   (5,148)            5,381             3,245
    Inventories                                             (569)            6,354               639
    Accounts payable and accrued liabilities               3,855            (5,482)            3,849
    Other, net                                            (4,275)          (14,809)           (4,367)
------------------------------------------------------------------------------------------------------
                                                          11,261            23,369            41,862
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 30,294            29,599            50,906
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Capital expenditures, net                            (11,178)          (12,565)          (21,825)
    Proceeds from sale of airplane                         5,250
    Proceeds from sale of Clear Lake plant                                  10,335
    Other, net                                               255         (obsolete            (1,125)
                                                                               192)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (5,673)           (2,422)          (22,950)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Short-term borrowings
    (repayments), net                                     (1,152)             (816)           (4,009)
    Dividends paid                                       (12,693)          (12,691)          (12,741)
    Sale of common stock                                     231               191               559
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                    (13,614)          (13,316)          (16,191)
------------------------------------------------------------------------------------------------------
Net Increase in Cash and Equivalents                      11,007            13,861            11,765
Cash and Equivalents at Beginning of Year                 33,662            19,801             8,036
------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Year                     $ 44,669          $ 33,662          $ 19,801
------------------------------------------------------------------------------------------------------

Interest Paid                                           $  2,795          $  3,278          $  2,118
Income Taxes Paid                                       $  4,959          $  6,782          $  6,432
------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             Capital Stock                          Cumulative
(Amounts in thousands,                  -------------------------    Reinvested    Translation      Treasury     Stockholders'
   except per share data)                 Shares        Amount        Earnings      Adjustment        Stock         Equity
--------------------------------------------------------------------------------------------------------------------------------
October 31, 1993                          12,196       $  8,694       $181,101       $(7,409)       $(19,249)      $163,137

Net earnings                                                             9,044                                        9,044
Dividends paid $1.12 per share                                         (12,741)                                     (12,741)
Foreign currency
 translation adjustments                                                               5,090                          5,090
Exercise of stock under options               20            554                                            5            559
Issuance of stock for acquisition                                                                        500            500
--------------------------------------------------------------------------------------------------------------------------------
October 31, 1994                          12,216          9,248        177,404        (2,319)        (18,744)       165,589

Net earnings                                                             6,230                                        6,230
Dividends paid $1.12 per share                                         (12,691)                                     (12,691)
Foreign currency
 translation adjustments                                                                 145                            145
Exercise of stock under options                5            141                                           50            191
--------------------------------------------------------------------------------------------------------------------------------
October 31, 1995                          12,221          9,389        170,943        (2,174)        (18,694)       159,464

NET EARNINGS                                                            19,033                                       19,033
DIVIDENDS PAID $1.12 PER SHARE                                         (12,693)                                     (12,693)
FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS                                                                 800                            800
EXERCISE OF STOCK UNDER OPTIONS                9            231                                                         231
--------------------------------------------------------------------------------------------------------------------------------
OCTOBER 31, 1996                          12,230       $  9,620       $177,283       $(1,374)       $(18,694)      $166,835
--------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated statements include the accounts of the Company, its subsidiaries and its unconsolidated 50% owned corporate affiliates, Toyo-Petrolite Co. Ltd. and Bareco Products, a partnership, both of which are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES

Foreign-currency-denominated financial statements are translated in accordance with Statement of Financial Accounting Standard No. 52. Under this standard all assets and liabilities of operations outside the United States, except for operations in highly inflationary economies, are translated into U.S. dollars at exchange rates in effect at the end of the year. Operating results are translated at a weighted average of exchange rates in effect during the year. Net unrealized gains and losses on translation of foreign currency financial statements, other than those in highly inflationary economies, are recorded in stockholders' equity, as a cumulative translation adjustment, and will be included in income only upon sale or liquidation of the underlying asset. Realized gains and losses resulting from completed transactions are included in net earnings.

CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid debt instruments with original maturities of three months or less.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for most domestic inventories of Specialty Chemical Products. The remainder is stated at standard cost, which approximates actual cost, or at actual cost. Standard costs are determined on a fully absorbed basis.

INTANGIBLES

Patents and other intangibles are amortized over periods ranging from 1 to 15 years.

PROPERTIES AND DEPRECIATION

Properties are carried at cost and include expenditures for new facilities and those which substantially extend the useful lives of existing capital assets. Maintenance, repairs and minor renewals are expensed as incurred. Upon disposal or retirement of properties, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is recorded in income. Depreciation is generally provided on a straight-line basis at rates based on estimated useful lives of the properties (buildings 5 to 50 years, machinery and equipment 3 to 20 years). Included in properties are land and certain assets which are being held for sale. The net book value of these assets at October 31, 1996, approximates $7.8 million.

INCOME TAXES

The Company follows the practice of providing for income taxes based on financial statement earnings. Consolidated income taxes include provisions for additional taxes or tax refunds on repatriation of income earned abroad and also reflect the deferred tax effect of accelerated depreciation and other timing differences in reporting income and deductions for tax purposes.

CAPITAL STOCK

Proceeds from sales of capital stock issued under stock option and incentive plans are credited to capital stock. Proceeds in excess of cost from sales of treasury stock are also credited to capital stock.

REVENUE RECOGNITION

The Company follows the practice of reporting income from equipment contracts on the percentage-of-completion method. Revenue other than equipment contracts is recorded based on shipment date.

EARNINGS PER SHARE

Net earnings per share are based on the weighted average number of shares of common stock equivalents outstanding during the respective year.

FINANCIAL STATEMENT RECLASSIFICATION

Selected prior-year information has been reclassified to conform with 1996 annual report presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUMMARY OF OTHER FINANCIAL DATA

CONCENTRATION OF CREDIT RISK

The Company sells a majority of its products to customers in the oil and gas industry. While most of the Company's business activity is with customers located within North America, the Company also serves customers in Europe, Africa, the Middle East, Far East, and South America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. When appropriate, the Company requires letters of credit or other similar guarantees particularly in international transactions. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of October 31, 1996, the Company had no significant concentrations of credit risk.

FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets. The Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant, and equipment; identifiable intangibles, including patents and trademarks; and goodwill related to those assets.

This Statement will be adopted in fiscal 1997, and the effect is expected to be insignificant to the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company is currently evaluating the impact of the statement, the disclosure provisions of which will be adopted in fiscal 1997.

WRITE-DOWN OF INVESTMENT IN SUBSIDIARY

In April 1996, the Company closed its Petrolite Suramericana, S.A. subsidiary. Write-off of the Company's remaining investment in the subsidiary resulted in a $5.137 million charge to operations and a $6.250 million tax benefit. The Company's tax basis in this subsidiary exceeded its book basis at the time of the closure.

WRITE-DOWN OF CERTAIN ASSETS AND INVENTORY DISPOSAL

During the fourth quarter of 1995, the Company recorded a $14.4 million pretax charge to record the write-off and disposal of obsolete inventory, as well as the write-down of patents, intangibles, and other assets.

Management's decision to abandon and consolidate product lines, reduce its stocking locations, and dispose of slow-moving inventory resulted in a $4.6 million charge to cost of products sold for the write-off and disposition of obsolete chemical inventory. Approximately $2.3 million of this amount related to disposal costs of which $1.3 million was incurred in fiscal 1996.

In addition, management assessed the ongoing value of Chemicals Group patents, intangibles and other assets which related to acquisitions or investments made by the Company during the last three years. Based on the projected net present value of future cash flows, the Company determined that these intangibles and other assets should be written down by $7.8 million. A similar evaluation resulted in the write-down of fixed assets related to the Company's computerized information systems by $2.0 million. These charges are reflected in income from operations in fiscal 1995.

The net earnings and per share impact of these charges in fiscal 1995 were $9.0 million or $0.79 per share.

REORGANIZATION

In the fourth quarter of fiscal 1994, the Company recorded a $20.0 million pretax charge for reorganization of its Specialty Chemical Products segment operations. Reorganization actions through October 31, 1994, included the early retirement or voluntary severance of employees; the decision to discontinue all chemical manufacturing at Webster Groves, Missouri, and Clear Lake, Texas; the decision to discontinue ethoxylation activities at Barcelona, Venezuela; and the decision to discontinue production of microcrystalline waxes at the Company's Barnsdall, Oklahoma, and Kilgore, Texas, facilities. At October 31, 1994, $6.8 million of the severance accrual and $1.9 million of plant shutdown costs were recognized as a liability on the Company's balance sheet.

During fiscal 1995, $4.8 million of severance costs and $1.1 million of plant shutdown costs were charged against the reorganization accrual, leaving a remaining balance of $2.7 `million at October 31, 1995, relating to severance and plant shutdown costs for the discontinuance of production of microcrystalline waxes at the Company's Barnsdall, Oklahoma, and Kilgore, Texas, facilities. During fiscal 1996, this remaining balance was utilized.

INVENTORIES
Inventories at October 31 are summarized as follows:

(Dollars in Thousands)                                1996              1995
-------------------------------------------------------------------------------
Raw materials, parts and supplies                    $19,706           $19,984
Finished goods                                        37,704            37,874
Less reserve for revaluation of inventories
    to LIFO cost                                     (18,626)          (18,541)
Less reserve for obsolete inventory                   (1,056)           (2,300)
-------------------------------------------------------------------------------
                                                      37,728            37,017
Equipment contracts in progress                         (402)               13
Less advance billings                                   (209)             (321)
-------------------------------------------------------------------------------
Inventories, net                                     $37,117           $36,709
-------------------------------------------------------------------------------

The reserve for inventory represents the carrying value of raw materials and finished goods which will be disposed of in fiscal 1997.

Approximately 62% and 66% of total inventories (exclusive of equipment contracts in progress) were accounted for on a last-in, first-out (LIFO) basis at October 31, 1996 and 1995, respectively.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company's investment in affiliated companies which are not majority owned or controlled are accounted for using the equity method. Investments carried at equity and the percentage interest owned consist of Toyo-Petrolite Co. Ltd. (50%) and Bareco Products (50%).

Financial information representing Petrolite's share of affiliated companies accounted for by the equity method is as follows, based on fiscal year-end results at March 31, 1996 and 1995, for Toyo-Petrolite Co. Ltd. and October 31, 1996 and 1995, for Bareco Products, respectively:

(Dollars in thousands)              1996              1995
------------------------------------------------------------
Earnings data
   Net revenues                   $ 56,028         $  37,111
   Gross profit                     11,364             7,664
   Net earnings                      4,264             2,335
------------------------------------------------------------
Balance sheet data
   Current assets                 $ 19,471         $  19,635
   Other assets                      2,821             2,837
   Current liabilities               7,134             7,865
   Other liabilities                   439               492
------------------------------------------------------------
   Net assets                       14,719            14,115
------------------------------------------------------------

The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings was $7.3 million at October 31, 1996. Dividends from affiliated companies were $0.4 million in 1996.

SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term funds for certain international operations are obtained through unsecured overdraft facilities and short-term notes payable with local banks. These totaled $3.5 million at October 31, 1996. Domestic short-term funds are obtained through an unsecured, uncommitted line of credit with a bank totaling $15.0 million. Domestic borrowings bear interest at a fluctuating rate below prime determined by the banks' cost of funds. At October 31, 1996, the amount available and unused under this line of credit totaled $15.0 million.

LONG-TERM DEBT

In September 1993, the Company entered into a Note Purchase Agreement with several institutional investors providing for the private placement of its 5.90% Services A Senior Notes, due 2000, and 6.39% Services A Senior Notes, due 2003, in aggregate principal amounts of $10.0 million and $30.0 million, respectively. Proceeds from the sale of these unsecured notes, which were issued in November 1993, were used to retire short-term borrowings.

The Note Purchase Agreement contains certain restrictive covenants, including limitations on additional borrowings and disposition of assets, and the maintenance of minimum net worth. Long-term debt maturities are (in millions): 1997-$2.0, 1998-$6.3, 1999-$6.3, 2000-$6.3, 2001-$6.3.

Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $39.4 million (1995-$40.0 million).

INCOME TAXES

Below is a comparative summary of income taxes for each of the three years in the period ended October 31:

(Dollars in thousands)            1996              1995              1994
------------------------------------------------------------------------------
Current
    U.S.                       $  (2,263)         $  3,714          $  2,838
    Foreign                        3,015             2,398             3,200
    State                            132               250               420
Deferred
    U.S.                           2,334            (3,416)           (4,261)
    Foreign                         (916)             (656)             (220)
    State                            277              (406)             (478)
------------------------------------------------------------------------------
Total                          $   2,579          $  1,884          $  1,499
------------------------------------------------------------------------------

Pretax earnings related to domestic and foreign operations are summarized below:

(Dollars in thousands)        1996              1995              1994
-------------------------------------------------------------------------
Domestic                    $ 16,063           $ 3,232          $ (1,550)
Foreign                        5,549             4,882            10,056
-------------------------------------------------------------------------
Total                       $ 21,612           $ 8,114          $  8,506
-------------------------------------------------------------------------

A reconciliation of income taxes at the U.S. statutory rate to the Company's reported effective tax rate follows:

                                                       1996              1995              1994
------------------------------------------------------------------------------------------------
Income taxes computed at the U.S.
   statutory rate                                      35.0%             35.0%             35.0%
State income taxes net of
   federal tax benefit                                  1.2              (1.2)             (0.4)
Tax benefit - U.S. export sales                        (4.7)            (10.1)            (10.7)
Net income of foreign affiliates                       (1.1)             (4.1)             (3.8)
Tax benefit of write-off of investment
   in subsidiary                                      (20.6)
Foreign tax rate greater (less) than
   domestic rate                                        1.2              (1.1)             (2.5)
Nondeductible items                                     1.7               5.1               2.6
Other, net                                             (0.8)             (0.4)             (2.6)
------------------------------------------------------------------------------------------------
Effective tax rate                                     11.9%             23.2%             17.6%
------------------------------------------------------------------------------------------------

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for deferred income taxes. The cumulative effect of adopting this accounting change was a one-time gain of $2.0 million or $.18 per share. Prior-year financial statements have not been restated to reflect the provisions of SFAS No. 109.

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of October 31 are as follows:

                                                 1996                               1995
                                        ----------------------------------------------------------------
(Dollars in thousands)                    ASSETS       LIABILITIES           Assets        Liabilities
--------------------------------------------------------------------------------------------------------
Current
   Intercompany profit
     in inventory                       $  1,574                             $ 1,156
   Accrued liabilities                     2,449                               3,109
   Inventory
     valuation/disposal costs              1,000                               2,258
   Other items                             1,596               269             1,029               584
--------------------------------------------------------------------------------------------------------
                                           6,619               269             7,552               584
--------------------------------------------------------------------------------------------------------
Noncurrent
   Accrued liabilities                     1,851                               2,101
   Plant closing expenses                                                      3,155
   Postretirement expenses
      other than pension                   5,326                               4,960
   Depreciation                                             12,912                              16,358
   Other property



      basis difference                                       1,123                               1,123
   Repatriation of
      foreign earnings                                                                           1,715
   Pension expense                                           3,302                               2,492
   Other items                             1,116                                 694
--------------------------------------------------------------------------------------------------------
                                           8,293            17,337            10,910            21,688
--------------------------------------------------------------------------------------------------------
Total deferred taxes                    $ 14,912           $17,606           $18,462           $22,272
--------------------------------------------------------------------------------------------------------

United States federal income tax returns for all years through 1994 have been settled with the Internal Revenue Service.

SUPPLEMENTAL CASH FLOW INFORMATION

In October 1994, the Company acquired the remaining 50% of Petrolite Suramericana, S.A. in exchange for $0.5 million of Petrolite Stock. At the same time, the Company changed the method of accounting for its investment in Petrolite Suramericana from the equity method to consolidation. These activities resulted in the following non-cash transactions:

(Dollars in thousands)                              1994
------------------------------------------------------------
Current assets                                    $   536
Equity in affiliate                                (3,630)
Fixed assets, net                                   4,724
Current liabilities                                (1,130)
Treasury stock                                       (500)
------------------------------------------------------------

PENSION BENEFITS

The Company has a noncontributory, final-average-pay defined benefit plan covering all eligible U.S. employees. The Company contributes funds to trustees as necessary to provide for current service and for any unfunded, prior-service costs. To the extent that these requirements are fully covered by assets on hand, a contribution may not be made in a particular year. Plan assets consist principally of common stocks and fixed income securities. Pension costs for non-U.S. plans are not material in the aggregate and are not included in these disclosures.

The funded status of the U.S. plan at October 31 was as follows:

(Dollars in thousands)                         1996              1995              1994
---------------------------------------------------------------------------------------------
Actuarial present value of:
    Vested benefits                          $(73,121)         $(68,604)         $(65,831)
    Nonvested benefits                         (4,978)           (5,086)           (4,497)
---------------------------------------------------------------------------------------------
Accumulated benefit obligation                (78,099)          (73,690)          (70,328)
Effect of future salary increases             (17,045)          (16,055)          (14,219)
---------------------------------------------------------------------------------------------
Projected benefit obligation                  (95,144)          (89,745)          (84,547)
Plan assets at fair value                     140,469           129,435           121,480
---------------------------------------------------------------------------------------------
Excess of assets over projected
   benefit obligation                          45,325            39,690            36,933
Unamortized net transition asset               (8,134)           (9,157)          (10,180)
Unrecognized net gain                         (30,919)          (26,805)          (26,627)
Unrecognized prior service cost                 3,212             3,602             4,529
---------------------------------------------------------------------------------------------
Prepaid pension cost
    at October 31                            $  9,484          $  7,330          $  4,655
---------------------------------------------------------------------------------------------

The net pension credit included the following components:

(Dollars in thousands)                         1996              1995               1994
---------------------------------------------------------------------------------------------
 Service cost-
 Benefits earned during the period           $  2,846          $  2,369           $ 3,183
 Interest cost on projected benefit
    obligation                                  6,741             6,474             6,422
 Return on Plan Assets                        (15,999)          (18,564)           (3,727)
 Net amortization and deferral                  3,134             6,636            (6,596)
---------------------------------------------------------------------------------------------
 Net pension credit                          $ (3,278)         $ (3,085)          $  (718)
---------------------------------------------------------------------------------------------

In addition to the net pension credits, net expenses of $1.1 million and $4.1 million were recorded in 1996 and 1994, respectively, due to voluntary work-force reduction programs associated with reorganization efforts. The net expense is comprised of the cost of special termination benefits of $1.1 million in 1996 and $5.6 million in 1994 and a curtailment gain of $1.5 million in 1994.

The projected benefit obligation was determined using a discount rate of 7.5% for fiscal 1996 and 1995, and 8.25% for fiscal 1994. The assumed long-term rate of return on plan assets is 9.0% for fiscal 1996 and 1995, and 8.5% for fiscal 1994. The assumed long-term rate of compensation increases is 5.0%. The net transition asset at November 1, 1985, is being amortized over 19 years.

Net consolidated pension income was $2.7 million for 1996, $2.5 million for 1995, and $.3 million for 1994.

SUPPLEMENTAL RETIREMENT PLAN

The Company maintains a nonqualified, supplemental executive retirement plan
(SERP). The SERP, which is an unfunded defined benefit plan, provides incremental benefits to eligible employees from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by income tax regulations. The plan also provides such additional benefits as may be authorized by the board of directors. The unfunded, accumulated benefit obligation and projected benefit obligation related to this plan totaled $2.9 million and $3.2 million respectively, at October 31, 1996. Pension expense for this plan was $0.6 million in 1996. The projected benefit obligation was determined using a discount rate of 7.5% and the assumed long-term rate of compensation increases is 5%.

POSTRETIREMENT BENEFITS

Statement of Financial Accounting Standard (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires recognition during employees' active service periods of the expected cost of providing postretirement benefits (primarily health benefits).
Postretirement health benefits are provided to current and former employees and their spouses who retire at or after age 55 with 10 years of service. The postretirement health care plans are contributory, based upon years of service at retirement, and are subject to deductibles and copayments. The Company reserves the right to change or terminate the benefits at any time. The plan is funded as claims are paid.

The status of the plan at October 31 was as follows:

(Dollars in thousands)                         1996              1995              1994
---------------------------------------------------------------------------------------------
 Accumulated postretirement benefit
    obligation (APBO):
    Retirees                                 $ (9,088)         $ (9,202)         $ (8,059)
    Fully eligible plan participants             (767)             (824)             (676)
    Other plan participants                    (4,396)           (4,458)           (3,778)
---------------------------------------------------------------------------------------------
 Total APBO                                  $(14,251)          (14,484)          (12,513)
    Unrecognized net loss                          86             1,292
---------------------------------------------------------------------------------------------
 Accrued postretirement benefit cost         $(14,165)         $(13,192)         $(12,513)
---------------------------------------------------------------------------------------------

The net periodic postretirement benefit was as follows:

(Dollars in thousands)                          1996              1995              1994
---------------------------------------------------------------------------------------------
 Service cost-
   Benefits earned during the period           $  271            $  246            $  329
   Interest cost on APBO                          978             1,035               866
   Net amortization and deferral                    5                24                50
---------------------------------------------------------------------------------------------
 Net periodic postretirement benefit cost      $1,254            $1,305            $1,245
---------------------------------------------------------------------------------------------


In addition to the net periodic postretirement benefit cost, the Company recorded a net expense of $0.1 million and $1.4 million in 1996 and 1994, respectively, representing the net effect of special termination benefits due to voluntary work-force reduction programs associated with reorganization efforts.

Under the former practice of expensing postretirement benefits when paid, the expense would have been $.4 million in fiscal 1996, $.7 million in fiscal
1995, and $.9 million in fiscal 1994.

For measurement purposes, a health care cost trend of 9.0% was assumed for fiscal 1996, declining gradually over the next four years to 5%, and remaining at that level thereafter. For fiscal 1995, the health care cost trend-rate assumption was 11%, declining to 6% over a five year period; and for 1994, the health care cost trend assumption was 12%, declining to 6% over a six-year period. The health care cost trend rate affects the accumulated postretirement benefit obligation and net periodic cost for health benefits.
A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation for health benefits at October 31, 1996, by $84,000 and would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for health benefits for fiscal 1996 by $11,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at October 31, 1996 and 1995, and 8.25% at October 31, 1994.

POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 112, Employers' Accounting for
Postemployment Benefits. This statement requires the Company to accrue the cost of certain benefits, including severance, workers' compensation, and health coverage over an employee's service life. The effect of adopting this statement during fiscal 1995 was insignificant to the Company.

STOCK OPTION PLANS

At October 31, 1996, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed-stock option plans.

On December 10, 1986, the Company's Board of Directors approved the 1987
Incentive Stock Option Plan. Under this plan, 600,000 shares of unissued stock were reserved for grant to officers and key employees and could have been awarded in the form of stock options or restricted stock units.

Stock options are granted at prices not less than 100% of fair market value of stock on dates of grant and were issued with a fixed expiration date, not to exceed 11 years from date of grant. Options are exercisable ratably in annual installments of 25% commencing one year from date of grant.


A restricted stock unit is the right to receive either cash or shares of capital stock, upon fulfillment of certain conditions, without payment to the Company. Restricted stock units are contingent upon continued employment or attainment of predetermined performance targets during a restriction period, generally three years. No additional grants will be made under this plan.

Transactions under the 1987 Incentive Stock Option Plan are summarized below:

                                                                                    Stock
                                                                                  Options
                                                      -----------------------------------
                                           Restricted            Number           Average
                                                Stock                of            Option
                                              Options           Options             Price
-----------------------------------------------------------------------------------------
Outstanding October 31, 1993                    1,411           139,300        $    31.62
Exercised                                                        (3,200)            28.13
Forfeited                                      (1,411)           (7,300)            31.99
Expired                                                          (3,400)            32.50
-----------------------------------------------------------------------------------------
Outstanding October 31, 1994                                    125,400             31.66
Exercised                                                        (1,000)            23.00
Forfeited                                                        (6,200)            32.50
Expired                                                         (15,700)            32.50
-----------------------------------------------------------------------------------------
Outstanding October 31, 1995                                    102,500             31.57
Exercised                                                        (6,500)            23.00
Forfeited                                                       (20,600)            31.58
Expired                                                          (5,900)            32.50
-----------------------------------------------------------------------------------------
Outstanding October 31, 1996                                     69,500        $    32.29
-----------------------------------------------------------------------------------------

Under the 1993 Stock Incentive Plan, which was approved by the shareholders on March 1, 1993, 800,000 shares of unissued stock were reserved for grant to executive officers, key managers and non-employee members of the Board of Directors and may be awarded in the form of stock options or restricted stock units. The plan provides that stock options are granted at prices not less than 100% of fair market value of stock on dates of grant and are issued with a fixed expiration date, not to exceed 10 years from date of grant.

Annually, each member of the Board of Directors who has served on the board at least six months, is not an employee of the Company, and who is elected at an annual shareholders meeting, receives an option to purchase 2,000 shares of the Company's capital stock, subject to the five-year term of the plan.

The Board of Directors initially granted two groups of options under the 1993 plan with different performance criteria. Both awards included triggers based on specific minimum increases in the Company's stock values. The first award required annual minimum increases and the second award was tied to an increase in Company stock value over a five-year period.

The competitive market conditions and forward outlook changed substantially from the factors contemplated by management in recommending the initial awards. Upon review, the Compensation

Committee of the Board of Directors determined the awards did not provide the needed element of longer-term incentive compensation. The Committee and the Board of Directors therefore authorized certain optionees to exchange their initial stock option awards for a new stock option award. The new option awards, which were made on January 9, 1996, are exercisable ratably in annual installments of 20% commencing one year from the date of grant. The Compensation Committee also approved the award of options under the 1993 Stock Incentive Plan to certain officers who previously were not awarded options.

Transactions under the 1993 Stock Incentive Plan are summarized below:

                                                 Number of Options
                                                 -----------------              Average
                                                            Non-employee         Option
                                            Employees         Directors           Price
-----------------------------------------------------------------------------------------
Outstanding October 31, 1993                 610,000            28,000         $   31.18
Granted-various dates                         95,000            12,000             32.56
Exercised                                                      (16,000)            29.00
Forfeited                                    (60,000)                              32.80
-----------------------------------------------------------------------------------------
Outstanding October 31, 1994                 645,000            24,000             32.75
Granted-March 6, 1995                                           16,000             26.06
Exercised                                                       (4,000)            29.53
Forfeited                                    (21,000)                              32.88
-----------------------------------------------------------------------------------------
Outstanding October 31, 1995                 624,000            36,000             32.61
Granted-various dates                        560,000            14,000             26.19
Exercised                                                       (3,000)            27.04
Forfeited                                   (629,000)                              30.40
Expired                                                         (8,000)            29.27
-----------------------------------------------------------------------------------------
Outstanding October 31, 1996                 555,000            39,000         $   28.81
-----------------------------------------------------------------------------------------

Under a Stock Option Agreement dated August 11, 1995, Mr. Paul H. Hatfield, then a director of the Company, received an option to purchase 36,000 shares, at an exercise price of $21.03 per share exercisable in monthly installments of 3,000 shares, subject to the terms of a concurrent management agreement. The Stock Option Agreement was canceled effective November 20, 1995. The option, exercisable with respect to 6,000 shares, will expire on August 11, 2000.

STOCKHOLDER RIGHTS PLAN

In March 1994, the Company adopted a stockholder rights plan and distributed a dividend of a right to purchase one share of capital stock (a "Right") for each share of capital stock of the Company ("Capital Stock") outstanding on and after April 8, 1994. Each Right initially would entitle the holder to purchase one share of Capital Stock for $120 under certain circumstances.
The Rights become exercisable only if a person or group becomes the beneficial owner of 15% or more of the Company's Capital Stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the Capital Stock. Stockholders who reported beneficial ownership of 15% or more of the outstanding Capital Stock before April 8, 1994, do not trigger the exercise of the Rights unless they acquire beneficial ownership of an additional 1% of the outstanding Capital Stock.

After the Rights have become exercisable, holders would be entitled to purchase additional shares of Capital Stock at one-half of the then-current price per share. If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, the holder would be entitled to purchase shares of capital stock of the acquiring Company at one-half of the then-current market price of such capital stock.

The Rights are redeemable and may be amended or exchanged at the Company's option before they become exercisable. The Rights have no voting power nor do they entitle a holder to receive dividends. The Rights expire on March 28, 2004.

ENVIRONMENTAL MATTERS

The Registrant has been named a potentially responsible party (PRP) under the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (the "Superfund Law") with respect to one "Superfund" site. The Registrant has not owned or operated the site, other PRPs also have been so designated, and the extent of the Registrant's liability at the site has been determined with respect to anticipated remediation costs. The extent of the Registrant's percentage contribution to remediation costs at the site is capped at 1%. The Registrant's reserves include amounts expected to be incurred with respect to this site. The Registrant also is involved in remedial response and voluntary environmental cleanups, in some cases under the direction of governmental agencies, at other locations which are not the subject of the Superfund law. The Registrant accrues for these costs when it is likely that a liability exists and the amount of a payment with respect thereto can be reasonably estimated. Actual costs may vary from estimates due to inherent uncertainties in evaluating environmental conditions. Based on, among other factors, its previous experience with respect to such activities and its ongoing review and analysis, at October 31, 1996, the Registrant's balance sheet included an accrual for estimated remediation and other environmental costs of approximately $2.8 million. Subject to the difficulty in estimating future environmental costs, the Registrant believes that any sums it may be required to pay in connection with such environmental matters in excess of the amounts so recorded will not have a material adverse effect on its financial condition or results of operations.

LITIGATION AND OTHER CONTINGENCIES

Various claims, lawsuits and other legal and administrative proceedings, arising in the ordinary course of business, are pending against the Registrant. The Registrant accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At October 31, 1996, the Registrant's balance sheet included an accrual for estimated litigation costs and other contingencies of $3.0 million. Management and legal counsel are of the opinion that any sum the Registrant may be required to pay in connection with the ultimate dispositions of such proceedings in excess of the amounts recorded or disclosed above will not have a material adverse effect on its financial condition or results of operations.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Petrolite is responsible for the integrity and objectivity of the financial statements of the Company and its subsidiaries. The financial statements and accompanying footnotes included in this Form 10-K Annual Report were prepared by the Company in conformity with generally accepted accounting principles, appropriate in the circumstances, and necessarily include some amounts that are based on our best estimates and judgments.

The Company maintains a system of internal accounting control designed and intended to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management's authorization. The system is tested and evaluated regularly by the Company's internal auditors, as well as by its independent accountants, Price Waterhouse LLP, in connection with their annual audit. The adequacy of the Company's internal financial controls and the accounting principles employed in financial reporting are under the general surveillance of the Audit Committee of the Board of Directors, consisting of four outside directors. The independent accountants and internal auditors have free and direct access to the Audit Committee and meet with the committee periodically, with and without management present, to discuss accounting, auditing and financial reporting matters. The committee also recommends appointment of the independent accountants to the Board of Directors.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Petrolite Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Petrolite Corporation and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Petrolite's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the footnotes to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.

(Price Waterhouse LLP)
St. Louis, Missouri
November 22, 1996