Form 10-K405/A
period 1996-10-31
PETROLITE CORP
filed 1997-02-11
CIK 77943

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               FORM 10-K-405/A
                               AMENDMENT NO. 1

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




Exhibits Index is on page 39 through 41

      The Registrant hereby amends its Form 10-K405 dated January 29, 1997 by inserting into Items 8 and 14 thereof the following:

      (a)   List of financial statements filed as part of this report:

            Petrolite Corporation  [filed with original filing on Form 10-K]
            ---------------------

            Bareco Products  (page numbers correspond to the original filing
            ---------------
            on Form 10-K)

            Statement of operations for the years ended October 31, 1996 and
            1995

            Balance sheet as of October 31, 1996 and 1995

            Statement of cash flows  for the years ended October 31, 1996 and
            1995

            Statement of changes in partners' equity for the years ended October 31, 1996 and 1995

            Notes to financial statements

            Report of independent accountants



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PETROLITE CORPORATION

                              By    /s/ John M. Casper
                                    -------------------------------
                                     Vice President
                                     and Chief Financial Officer


Date:  February 11, 1997

BARECO PRODUCTS

STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                                          April 15,
                                                                  Year Ended               1995 to
                                                                  October 31,            October 31,
                                                                     1996                  1995
                                                                                         (unaudited)
Net revenues                                                     $    67,248            $    33,002
Cost of sales                                                         53,410                 26,786
                                                                 -----------            -----------

Gross profit                                                          13,838                  6,216

Selling, general and administrative expenses                           2,984                  1,638
Research and development expenses                                        400                    187
                                                                 -----------            -----------


Income before income taxes                                            10,454                  4,391
Provision for income taxes                                                48                     19
                                                                 -----------            -----------

Net income                                                       $    10,406            $     4,372
                                                                 ===========            ===========

                             See accompanying Notes to Financial Statements.

BARECO PRODUCTS

BALANCE SHEET
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                               October 31,
                                                                       1996                     1995
                                                                                             (unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                        $      148               $      659
   Accounts receivable, net of allowance for
    doubtful accounts of $175 and $74 (unaudited)                       11,893                    9,531
   Inventories                                                           4,177                    3,298
   Prepaid expenses                                                         47                       36
                                                                    ----------               ----------

      Total current assets                                              16,265                   13,524

Property, plant and equipment, net of
 accumulated depreciation of $244 and $88 (unaudited)                      336                      432
Other noncurrent assets                                                    289                        2
                                                                    ----------               ----------


      Total assets                                                  $   16,890               $   13,958
                                                                    ==========               ==========

LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Due to Petrolite Wax Partner Company                             $    2,276               $    1,760
   Due to Pennzoil Wax Partner Company                                     788                    2,624
   Accrued commissions                                                     355                       70
   Other accounts payable and accrued expenses                             651                      922
                                                                    ----------               ----------

      Total current liabilities                                          4,070                    5,376
                                                                    ----------               ----------

Partners' equity:
   Petrolite Wax Partner Company                                         6,410                    4,291
   Pennzoil Wax Partner Company                                          6,410                    4,291
                                                                    ----------               ----------

      Total partners' equity                                            12,820                    8,582
                                                                    ----------               ----------

      Total liabilities and partners' equity                        $   16,890               $   13,958
                                                                    ==========               ==========

                               See accompanying Notes to Financial Statements.

BARECO PRODUCTS

STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                                         April 15,
                                                                  Year Ended              1995 to
                                                                  October 31,            October 31,
                                                                     1996                  1995
                                                                                        (unaudited)
Cash flows from operating activities:
   Net income                                                    $    10,406            $    4,372
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation                                                       155                    88
      Increase (decrease) in cash due to changes
       in assets and liabilities:
          Accounts receivable                                         (2,362)               (9,531)
          Inventories                                                   (879)               (3,298)
          Prepaid expenses                                               (11)                  (36)
          Other noncurrent assets                                       (287)                   (2)
          Current liabilities                                         (1,306)                5,376
                                                                 -----------            ----------

            Net cash provided by (used in)
             operating activities                                      5,716                (3,031)
                                                                 -----------            ----------

Cash flows from investing activities:
   Capital expenditures, net                                             (59)                 (520)
                                                                 -----------            ----------

            Net cash used in investing activities                        (59)                 (520)
                                                                 -----------            ----------

Cash flows from financing activities:
   Capital contributions, net                                          -                     4,210
   Capital distributions                                              (6,168)                -
                                                                 -----------            ----------

            Net cash (used in) provided by
             financing activities                                     (6,168)                4,210
                                                                 -----------            ----------

Net change in cash and cash equivalents                                 (511)                  659
Cash and cash equivalents at beginning of period                         659                 -
                                                                 -----------            ----------

Cash and cash equivalents at end of period                       $       148            $      659
                                                                 ===========            ==========


                            See accompanying Notes to Financial Statements.

BARECO PRODUCTS

STATEMENT OF CHANGES IN PARTNERS' EQUITY
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                  Petrolite                Pennzoil                  Total
                                                                  Wax Partner             Wax Partner              Partners'
                                                                   Company                  Company                 Equity

Partners' initial and subsequent capital
 contributions in fiscal 1995, net  (unaudited)                   $    2,105              $    2,105              $    4,210

Net income (unaudited)                                                 2,186                   2,186                   4,372
                                                                  ----------              ----------              ----------


Balance at October 31, 1995 (unaudited)                                4,291                   4,291                   8,582

Partners' capital distributions, net                                  (3,084)                 (3,084)                 (6,168)

Net income                                                             5,203                   5,203                  10,406
                                                                  ----------              ----------              ----------

Balance at October 31, 1996                                       $    6,410              $    6,410              $   12,820
                                                                  ==========              ==========              ==========



                                         See accompanying Notes to Financial Statements.

BARECO PRODUCTS

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

1.    ORGANIZATION

      Effective April 15, 1995, Bareco Products ("Bareco" or the "Company"), a 50-50 partnership between Petrolite Wax Partner Company ("Petrolite") and Pennzoil Wax Partner Company ("Pennzoil"), began operations to purchase, market and sell a broad line of wax products to purchasers of paraffin, microcrystalline and related synthetic waxes worldwide. Such wax products are primarily utilized in the manufacturing of adhesives, chewing gum, packaging, inks, plastics and candles. Previously, Petrolite and Pennzoil manufactured and sold non-competing wax products. Under the partnership agreement, Petrolite has discontinued manufacturing microcrystalline waxes. The partnership agreement was entered into on November 18, 1994 and extends fifteen years with two additional five year periods at the option of the partners.

      The partnership arrangement allows for the transfer of Petrolite's partnership interest to Pennzoil under certain defined circumstances. As a result, at any time after September 1, 1997, and before August 31, 1998, either Petrolite may require Pennzoil to purchase Petrolite's partnership interest, or Pennzoil may require Petrolite to sell its partnership interest to Pennzoil. The purchase price of Petrolite's partnership interest will be determined by using an agreed-upon formula.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies utilized by Bareco require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The significant accounting policies followed by Bareco are described below and are in conformity with generally accepted accounting principles.

      UNAUDITED INFORMATION
      The accompanying balance sheet and the related statements of operations, changes in partners' equity and of cash flows at October 31, 1995 and for the period from April 15, 1995 to October 31, 1995, as well as the related disclosures herein at October 31, 1995 and for the period from April 15, 1995 to October 31, 1995 are unaudited. However, in the opinion of management, such information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the period presented.

      BASIS OF ACCOUNTING
      The Company's financial statements are prepared using the accrual basis of accounting in conformity with generally accepted accounting principles.

BARECO PRODUCTS

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

      REVENUE RECOGNITION
      Revenue from the sale of the Company's products is recognized upon shipment to the customer. Costs and related expenses to purchase and warehouse the products are recorded as costs of sales when the related revenue is recognized.

      CASH AND CASH EQUIVALENTS
      For purposes of the statement of cash flows, the Company considers demand deposits with financial institutions to be cash.

      INVENTORIES
      Inventories are stated at the lower of cost, determined using the FIFO method, or market. Obsolete or unsalable inventories are reflected at their estimated realizable values.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment is recorded at cost and is depreciated using the double-declining balance or straight-line method over the estimated useful lives of the assets as follows:

      Laboratory equipment                5 years
      Computer equipment                  5 years
      Furniture and fixtures              7 years
      Automobiles                         5 years
      Leasehold improvements             39 years

      RESEARCH AND DEVELOPMENT COSTS
      Research and development costs are expensed as incurred.

      INCOME TAXES
      The Company is treated as a partnership under the Internal Revenue Code. This results in the partners, rather than the Company, being taxed for federal and state purposes on the results of the Company's domestic operations. However, the Company has established a foreign sales corporation under which federal taxes are payable by Bareco.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company records all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accruals, at cost which approximates fair value.

      CONCENTRATIONS OF CREDIT RISK
      The Company sells its goods to a wide range of customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses which historically have been within management's expectations.

BARECO PRODUCTS

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

3.    RELATED PARTY TRANSACTIONS

      The Company maintains supply agreements with both partners which allows it to purchase microcrystalline and related synthetic waxes manufactured by Petrolite, allows it to purchase microcrystalline waxes from Pennzoil and requires it to purchase all paraffin waxes manufactured by Pennzoil. The partners sell such products to the Company at agreed-upon prices which may be at or below market. During fiscal years 1996 and 1995 (unaudited), approximately 80% of the Company's inventory purchases were from Petrolite and Pennzoil.

      The Company sells microcrystalline and related synthetic waxes to Luzzatto & Figlio, a wholly-owned subsidiary of Petrolite, and Toyo-Petrolite, a 50%-owned joint venture between Petrolite and Toyo Ink. During fiscal years 1996 and 1995 (unaudited) the Company recorded net sales to these two related parties of $6,154 and $4,264, respectively.

      All of the Company's employees are employed by Petrolite or Pennzoil. The Company reimburses both partners for salaries, benefits and incentive compensation expenses. Such expenses for fiscal years
      1996 and 1995 (unaudited) were $1,439 and $790, respectively.

      At October 31, 1996 and 1995 (unaudited), the Company had obligations to reimburse Petrolite for $2,276 and $1,760, respectively. At October 31, 1996 and 1995 (unaudited), the Company had obligations to reimburse Pennzoil for $788 and $2,624, respectively. Such obligations primarily relate to the aforementioned inventory purchases and reimbursement for salaries, benefits and incentive compensation expenses.

4.    SHELL MALAYSIA DISTRIBUTORSHIP AGREEMENT

      During calendar year 1996, Petrolite had a distributorship agreement with Shell Malaysia which is assigned to the Company whereby the Company maintained the exclusive right to purchase and sell certain synthetic waxes manufactured by Shell Malaysia throughout all countries of the world except Australia, Japan, Korea, Malaysia and New Zealand. Under this agreement, the Company was required to purchase from Shell Malaysia during calendar year
      1996 a minimum of 8,700 metric tons of product at an average purchase price of $.43 per pound. During calendar year 1996, the Company purchased approximately 8,700 metric tons of product manufactured by Shell Malaysia. The Company's failure to purchase the minimum amount in calendar year 1996 would have required the Company to pay Shell Malaysia for such shortfall at approximately 50% of the aforementioned average purchase price. During 1997, all European countries and Turkey will be eliminated from this exclusive distributorship agreement; the take or pay clause was terminated effective January 1, 1997.

BARECO PRODUCTS

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

 5.   SUPPLEMENTAL STATEMENT OF OPERATIONS

      During fiscal years 1996 and 1995 (unaudited), the Company recorded net sales to one customer that represented approximately 11.3% and 6.2%, respectively, of consolidated net sales. In addition, during fiscal years 1996 and 1995 (unaudited), the Company recorded export sales of approximately $18,237 and $8,099, respectively.

      The composition of selling, general and administrative for the years ending October 31, 1996 and 1995 (unaudited) is as follows:

                                             1996                   1995
                                                                 (unaudited)
       Salaries and benefits              $    1,248              $    739
       Commissions                               595                    71
       Travel and entertainment                  325                   262
       Depreciation                              108                    60
       Other                                     708                   506
                                          ----------              --------

                                          $    2,984              $  1,638
                                          ==========              ========

6.    COMMITMENTS AND CONTINGENCIES

      Future minimum rental commitments under noncancellable operating leases in effect as of October 31, 1996 were: 1997 - $130, 1998 - $130,
      1999 - $130, 2000 - $130, 2001 - $130, thereafter - $0.

      Total rental expense for all operating leases was $114 in 1996 and $65 in 1995 (unaudited).