Form 10-Q
period 1997-01-31
PETROLITE CORP
filed 1997-03-14
CIK 77943

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   --------------------------------------

For the Quarterly Period Ended  January 31, 1997  Commission file number  0685
                               ------------------                        ------

                            PETROLITE CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


           Delaware                                       43-0617572
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)


  369 Marshall Avenue,  St. Louis,   Missouri                 63119
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

      On February 1, 1997, there were 11,377,448 outstanding shares of capital stock, without par value.


                           No. of Pages 10

                                PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                        PETROLITE CORPORATION
                                     CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                        Jan. 31, 1997   Oct.31, 1996
                                                                        -------------   -------------
ASSETS                                                                         (Thousands of $)
Current Assets
  Cash and cash equivalents                                               $  52,613      $  44,669
  Accounts receivable, less estimated doubtful
    accounts of $1,244,000 and $1,191,000 respectively                       66,491         68,324
Inventories-
  Raw materials, parts and supplies                                          19,029         19,706
  Finished goods                                                             35,336         36,648
  Reserve for adjustment to LIFO                                            (18,662)       (18,626)
                                                                          ---------      ---------
                                                                             35,703         37,728
  Contracts in process                                                          696           (402)
  Less progress billings                                                       (843)          (209)
                                                                          ---------      ---------
  Net inventories                                                            35,556         37,117

  Prepaid income tax                                                          6,350          6,350
  Other current assets                                                        6,083          5,379
                                                                          ---------      ---------
   Total Current Assets                                                     167,093        161,839
                                                                          ---------      ---------
Investment in affiliated companies                                           13,363         14,417
Patents and other intangibles                                                 6,457          7,068
Prepaid pension costs                                                        10,186          9,484
Other assets                                                                  8,518          8,228
                                                                          ---------      ---------
                                                                             38,524         39,197
                                                                          ---------      ---------
Properties
  Buildings                                                                  62,917         66,063
  Machinery and equipment                                                   145,253        155,997
  Other fixed assets                                                         44,450         45,112
  Construction in progress                                                    5,220          3,681
  Accumulated depreciation                                                 (167,187)      (176,971)
                                                                          ---------      ---------
                                                                             90,653         93,882
  Land                                                                        6,843          6,869
                                                                          ---------      ---------
                                                                             97,496        100,751
                                                                          ---------      ---------
    Total Assets                                                          $ 303,113      $ 301,787
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                           $   9,331      $   5,493
  Accounts payable                                                           30,561         38,290
  Accrued vacation pay                                                        3,720          3,720
  Estimated income taxes                                                     11,934          2,113
  Other current liabilities                                                  13,984         19,535
                                                                          ---------      ---------
    Total Current Liabilities                                                69,530         69,151
                                                                          ---------      ---------
Other Liabilities
  Long term debt                                                             31,714         38,000
  Retiree medical benefits                                                   14,491         14,165
  Minority interest in  consolidated subsidiaries                             1,662          1,647
  Other liabilities                                                           3,012          2,951
                                                                          ---------      ---------
                                                                             50,879         56,763
                                                                          ---------      ---------
Deferred Income Taxes, net                                                    9,044          9,044
                                                                          ---------      ---------
    Total Liabilities                                                       129,453        134,958
                                                                          ---------      ---------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,265,197 and 12,230,197, respectively                          10,763          9,620
Less treasury stock, at cost (887,749 and 887,749 shares, respectively)     (18,694)       (18,694)
Reinvested earnings, beginning of year                                      177,277        170,943
Earnings for the period                                                      14,555         19,033
Dividends                                                                    (3,176)       (12,699)
Cumulative translation adjustment                                            (7,065)        (1,374)
                                                                          ---------      ---------
    Total Stockholders' Equity                                              173,660        166,829
                                                                          ---------      ---------
    Total Liabilities and Stockholders' Equity                            $ 303,113      $ 301,787
                                                                          =========      =========

                                          PETROLITE CORPORATION
                      CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                    FOR THREE MONTHS ENDED JANUARY 31


                                                                                 (Unaudited)
                                                                           3 Months to January 31
                                                                          ------------------------
                                                                             1997           1996
                                                                          ---------      ---------
                                                                    (In thousands, except per share data)

Net revenues                                                              $  94,058      $  88,697
Cost of product sold and other direct costs                                  56,677         56,692
                                                                          ---------      ---------
   Gross profit                                                              37,381         32,005
                                                                          ---------      ---------

Expenses:
   Selling                                                                   16,521         16,406
   Research                                                                   4,122          5,376
   General and Administrative                                                 4,777          6,710
                                                                          ---------      ---------
                                                                             25,420         28,492
                                                                          ---------      ---------
     Earnings from operations                                                11,961          3,513

Equity in earnings of affiliates                                              1,415          1,092
Interest expense                                                               (679)          (823)
Gain on sale of Singapore facility                                            8,606              0
Other income, net                                                               680          1,118
                                                                          ---------      ---------

Earnings before income taxes                                                 21,983          4,900
U.S. and foreign income taxes                                                 7,425          1,617
                                                                          ---------      ---------

Net earnings                                                              $  14,558      $   3,283
                                                                          =========      =========

Earnings per share                                                        $    1.28      $    0.29
                                                                          =========      =========

Average shares outstanding                                                   11,357         11,333
                                                                          =========      =========

Dividends per share                                                       $    0.28      $    0.28
                                                                          =========      =========

                                         PETROLITE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THREE MONTHS ENDED JANUARY 31


                                                                                (Unaudited)
                                                                             1997          1996
                                                                          ---------      ---------
                                                                              (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                            $  14,558      $   3,283

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                            4,297          4,529
     Gain on sale of fixed assets                                               (22)          (507)
     Gain on sale of Singapore facility                                      (8,606)             0


Changes in assets and liabilities -
     Accounts receivable                                                      1,833            810
     Inventories                                                              1,562           (589)
     Other current assets                                                      (706)            64
     Accounts payable and accrued liabilities                                (2,508)           543
     Other                                                                   (1,983)        (2,815)
                                                                          ---------      ---------
     Net cash provided by operating activities                                8,425          5,318
                                                                          ---------      ---------

Cash flow from Investing Activities:
     Capital expenditures, net                                               (2,483)        (2,465)
     Proceeds from sale of Singapore plant                                    6,807              0
     Proceeds from sale of airplane                                               0          5,250
                                                                          ---------      ---------
     Net cash provided by investing activities                                4,324          2,785
                                                                          ---------      ---------

Cash Flows from Financing Activities:
     Payment of debt, net                                                    (2,448)          (899)
     Dividends paid                                                          (3,176)        (3,173)
     Sales of Common Stock                                                    1,143             46
                                                                          ---------      ---------
     Net cash used in financing activities                                   (4,481)        (4,026)
                                                                          ---------      ---------

Effect of Exchange Rate Changes on Cash and Equivalents                        (324)          (229)

Net increase in Cash and Equivalents                                          7,944          3,848
Cash and Equivalents at Beginning of Period                                  44,669         33,662
                                                                          ---------      ---------
Cash and Equivalents at End of Period                                     $  52,613      $  37,510
                                                                          =========      =========

PART 1. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

      Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "Registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the Registrant's 1996 Form 10-K for the year ended October 31, 1996, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the Registrant.

      In the opinion of the Registrant, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Balance Sheets as of January 31, 1997 and October 31, 1996 (audited), the Statements of Earnings for the three months ended January 31, 1997 and 1996 and the Statements of Cash Flows for the three months ended January 31, 1997 and 1996. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.

      During the first quarter, the Registrant completed the sale of its Singapore facility, resulting in a pretax gain of $8.6 million. In its place, the Registrant is establishing three customer service facilities which will enable the Registrant to better serve its expanding revenue base in the area by moving its expertise closer to its customers in each regional market.

      The Registrant and Wm. S. Barnickel & Company, its largest shareholder, entered into a definitive agreement, dated as of February 25, 1997, to be acquired by Baker Hughes Incorporated. Terms of the agreement call for a tax-free exchange of common stock in which Petrolite shares will be converted into shares of Baker Hughes common stock having a value of $61 per Petrolite share, based on the average market price of Baker Hughes common stock during a 10-day period shortly before the closing. The agreement is subject to approval by a vote of shareholders of Petrolite, including the favorable vote of shareholders other than Wm. S. Barnickel &

Company, a vote of shareholders of Wm. S. Barnickel & Company, and satisfaction of other customary conditions. A copy of the agreement and the Registrant's press release announcing the agreement were included in a current report on Form 8-K filed February 25, 1997.

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1996 Form 10-K for the year ended October 31, 1996.

      The Registrant's financial position at January 31, 1997, reflected a current ratio of 2.4:1, a debt-to-equity ratio of .2:1, and cash and securities of $52.6 million.

      Capital expenditures in fiscal 1997 are projected to be $14.0 million,
as compared to fiscal 1996 capital expenditures of $11.2 million.   Major
capital projects for 1997 include the continued expansion and upgrade of manufacturing plants in Bayport, Texas, Liverpool, England, and Barnsdall, Oklahoma; investment in three customer service facilities in Southeast

Asia; and the upgrading of information systems at some division locations. Capital expenditures (net) during the first quarter were $2.5 million. This amount was reduced by cash received from the sale of certain machinery and equipment at the Polymers Division manufacturing plants ($.4 million).

THREE MONTHS ENDED JANUARY 31, 1997, COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996.

      The Registrant reported that net earnings for the first quarter ended January 31 totaled $14.6 million or $1.28 per share compared with $3.3 million or $0.29 per share a year ago. The increase in earnings included after-tax gains of $5.6 million or $0.49 per share from the sale of the company's Singapore facility and $0.7 million or $0.06 per share from extending an option to amend its business alliance with Energy BioSystems Corp. of Houston. Without these additional gains, earnings from operations were $8.3 million or $0.73 per share.

      The strong earnings gain came on increased sales with existing customers in the company's core energy chemicals and polymers businesses, in both domestic and international markets. First quarter revenues of $94.1 million were up 6 percent or $5.4 million over a year ago.

      The Registrant's energy chemicals business in the United States and Canada more than doubled earnings over the prior period on increased sales, improved internal efficiencies and aggressive cost-control efforts. Earnings from energy chemical operations overseas also improved as business, particularly in the Middle East, strengthened.

      The Registrant's Polymers business recorded an increase in earnings on lower sales, reflecting the completed transfer of wax business to Bareco Products, a marketing partnership with Pennzoil.

      During the quarter, the Registrant entered into a 4th Amendment to its Collaboration Agreement with Energy BioSystems Corporation (EBC), pursuant to which EBC paid $1.0 million to the Registrant. Under the amendment the
Registrant: (i) will continue existing operational and technical support to the biocatalytic desulfurization pilot plant through December 31, 1998, for which the registrant will receive reimbursement from EBC, and (ii) granted EBC an option for 24 months to further amend its Collaboration Agreement with the Registrant, which option, if exercised, would include an additional payment of $9 million and a warrant to purchase $1.0 million of EBC common stock at a designated price, in exchange for a reduction in Petrolite's interest in EBC's future earnings.

      Selected prior year information has been reclassified to conform with 1997 presentation. There is no impact on earnings resulting from this change.

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

Part II, Item 5.  Other information

      None

Part II, Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit 27.  Financial Data Schedule.

      (b)   (i)  The Registrant filed a current report on Form 8-K dated
                 November 27, 1996, reporting information under Item 5.

            (ii) The Registrant filed a current report on Form 8-K dated
                 February 25, 1997, reporting information under item 5.

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

                                          PETROLITE CORPORATION
                                          ---------------------
                                          (Registrant)




                                           s/John M. Casper
                                          -------------------------------------
                                          John M. Casper
                                          Chief Financial Officer -
                                          Authorized Officer and
                                          Principal Financial Officer





DATE:       March 14, 1997
      -------------------------