Form 10-Q
period 1997-04-30
PETROLITE CORP
filed 1997-06-13
CIK 77943

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   --------------------------------------

For the Quarterly Period Ended April 30, 1997 Commission file number 0685
                               ---------------                       ----

                            PETROLITE CORPORATION
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

            Delaware                                  43-0617572
---------------------------------       ----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

     369 Marshall Avenue, St. Louis, Missouri                 63119
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (314) 961-3500
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

      On May 1, 1997, there were 11,405,148 outstanding shares of capital stock, without par value.

No. of Pages 9

                                      PART 1. ITEM 1.  FINANCIAL STATEMENTS
                                              PETROLITE CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              Apr. 30, 1997           Oct. 31, 1996
                                                                              -------------           -------------
                                                                                        (Thousands of $)
ASSETS
Current Assets
  Cash and cash equivalents                                                     $  55,155               $  44,669
  Accounts receivable, less estimated doubtful
    accounts of $1,210,000 and $1,191,000 respectively                             71,649                  68,324
Inventories-
  Raw materials, parts and supplies                                                19,708                  19,706
  Finished goods                                                                   36,519                  36,648
  Reserve for adjustment to LIFO                                                  (19,087)                (18,626)
                                                                                ---------               ---------
                                                                                   37,140                  37,728
  Contracts in process                                                                793                    (402)
  Less progress billings                                                             (687)                   (209)
                                                                                ---------               ---------
  Net inventories                                                                  37,246                  37,117

  Prepaid income tax                                                                6,350                   6,350
  Other current assets                                                              6,392                   5,379
                                                                                ---------               ---------
   Total Current Assets                                                           176,792                 161,839
                                                                                ---------               ---------

Investment in affiliated companies                                                 13,644                  14,417
Patents and other intangibles                                                       5,843                   7,068
Prepaid pension costs                                                              11,577                   9,484
Other assets                                                                        8,582                   8,228
                                                                                ---------               ---------
                                                                                   39,646                  39,197
                                                                                ---------               ---------
Properties
  Buildings                                                                        63,344                  66,063
  Machinery and equipment                                                         146,032                 155,997
  Other fixed assets                                                               44,357                  45,112
  Construction in progress                                                          5,881                   3,681
  Accumulated depreciation                                                       (170,143)               (176,971)
                                                                                ---------               ---------
                                                                                   89,471                  93,882
  Land                                                                              6,921                   6,869
                                                                                ---------               ---------
                                                                                   96,392                 100,751
                                                                                ---------               ---------
    Total Assets                                                                $ 312,830               $ 301,787
                                                                                =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                                                 $  10,855               $   5,493
  Accounts payable                                                                 30,599                  38,290
  Accrued vacation pay                                                              3,620                   3,720
  Estimated income taxes                                                            9,887                   2,113
  Other current liabilities                                                        17,229                  19,535
                                                                                ---------               ---------
    Total Current Liabilities                                                      72,190                  69,151
                                                                                ---------               ---------
Other Liabilities
  Long term debt                                                                   31,714                  38,000
  Retiree medical benefits                                                         14,817                  14,165
  Minority interest in consolidated subsidiaries                                    1,731                   1,647
  Other liabilities                                                                 3,198                   2,951
                                                                                ---------               ---------
                                                                                   51,460                  56,763
                                                                                ---------               ---------
Deferred Income Taxes, net                                                          8,969                   9,044
                                                                                ---------               ---------
    Total Liabilities                                                             132,619                 134,958
                                                                                ---------               ---------

Stockholders' Equity
  Capital stock, without par value-
   Authorized - 35,000,000 shares
   Issued - 12,292,897 and 12,230,197, respectively                                11,596                   9,620
Less treasury stock, at cost - 887,749 shares                                     (18,694)                (18,694)
Reinvested earnings, beginning of year                                            177,276                 170,943
Earnings for the period                                                            24,263                  19,033
Dividends                                                                          (6,372)                (12,699)
Cumulative translation adjustment                                                  (7,858)                 (1,374)
                                                                                ---------               ---------
    Total Stockholders' Equity                                                    180,211                 166,829
                                                                                ---------               ---------
    Total Liabilities and Stockholders' Equity                                  $ 312,830               $ 301,787
                                                                                =========               =========


                                              PETROLITE CORPORATION
                           CONSOLIDATED STATEMENTS OF CURRENT AND ACCUMULATED EARNINGS
                                          FOR SIX MONTHS ENDED APRIL 30

                                                                             (Unaudited)
                                                      3 Months to April 30                6 Months to April 30
                                                   --------------------------          --------------------------
                                                     1997              1996              1997              1996
                                                   --------          --------          --------          --------
                                                                (In thousands, except per share data)
Net revenues                                       $101,080          $ 88,497          $195,138          $177,194
Cost of product sold and other direct costs          60,775            57,164           117,453           113,856
                                                   --------          --------          --------          --------
     Gross profit                                    40,305            31,333            77,685            63,338
                                                   --------          --------          --------          --------

Expenses:
   Selling                                           17,858            17,277            34,379            33,683
   Research                                           4,825             4,631             8,947            10,007
   General and Administrative                         5,049             5,254             9,826            11,964
   Write-off of investment in subsidiary                -               5,137               -               5,137
                                                   --------          --------          --------          --------
                                                     27,732            32,299            53,152            60,791
                                                   --------          --------          --------          --------
     Earnings from operations                        12,573              (966)           24,533             2,547

Equity in earnings of affiliates                      1,473             1,457             2,888             2,549
Interest expense                                       (645)             (764)           (1,324)           (1,587)
Gain on sale of Singapore facility                      -                 -               8,606               -
Other income, net                                     1,087               428             1,767             1,546
                                                   --------          --------          --------          --------


Earnings before income taxes                         14,488               155            36,470             5,055
U.S. and foreign income taxes                         4,782            (4,504)           12,207            (2,887)
                                                   --------          --------          --------          --------

Net earnings                                       $  9,706          $  4,659          $ 24,263          $  7,942
                                                   ========          ========          ========          ========


Earnings per share                                 $   0.85          $   0.41          $   2.13          $   0.70
                                                   ========          ========          ========          ========

Average shares outstanding                           11,390            11,337            11,373            11,335
                                                   ========          ========          ========          ========

Dividends per share                                $   0.28          $   0.28          $   0.56          $   0.56
                                                   ========          ========          ========          ========



                                   PETROLITE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR SIX MONTHS ENDED APRIL 30

                                                                        (Unaudited)
                                                                  1997               1996
                                                                --------           --------
                                                                      (Thousands of $)
Cash Flows from Operating Activities:
  Net earnings                                                  $ 24,263           $  7,942

Adjustments to reconcile net earnings to net cash
  provided by operations -
     Depreciation and amortization                                 8,590              9,096
     Deferred income taxes                                           (75)            (2,627)
     Gain on sale of fixed assets                                    (77)              (545)
     Gain on sale of Singapore facility                           (8,606)                 0
     Write-down of fixed assets                                        0              2,000

Changes in assets and liabilities -
     Accounts receivable                                          (3,325)            (2,706)
     Inventories                                                    (130)               936
     Other current assets                                         (1,014)              (705)
     Accounts payable and accrued liabilities                     (1,398)            (2,229)
     Other                                                        (1,625)            (1,492)
                                                                --------           --------
     Net cash provided by operating activities                    16,603              9,670
                                                                --------           --------

Cash flow from Investing Activities:
     Capital expenditures, net                                    (4,998)            (4,126)
     Proceeds from sale of Singapore plant                         6,807                  0
     Proceeds from sale of airplane                                    0              5,250
                                                                --------           --------
     Net cash provided by investing activities                     1,809              1,124
                                                                --------           --------

Cash Flows from Financing Activities:
     (Payment of debt) Additional borrowing, net                    (924)             2,184
     Dividends paid                                               (6,372)            (6,348)
     Sales of Common Stock                                         1,976                151
                                                                --------           --------
     Net cash used in financing activities                        (5,320)            (4,013)
                                                                --------           --------

Effect of exchange rate on cash and equivalents                   (2,606)            (1,019)
                                                                --------           --------

Net increase in Cash and Equivalents                              10,486              5,762
Cash and Equivalents at Beginning of Period                       44,669             33,662
                                                                --------           --------
Cash and Equivalents at End of Period                           $ 55,155           $ 39,424
                                                                ========           ========


PART 1. ITEM 1. (CONT.)  NOTES TO FINANCIAL STATEMENTS

      Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Petrolite Corporation (the "Registrant"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See "Notes to the Financial Statements" in the Registrant's Form 10-K for the year ended October 31, 1996, for information relevant to the financial statements contained herein, including information as to significant accounting policies followed by the Registrant.

      In the opinion of the Registrant, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Balance Sheets as of April 30, 1997 and October 31, 1996, the Statements of Earnings for the three and six months ended April 30, 1997 and 1996 and the Statements of Cash Flows for the six months ended April 30, 1997 and 1996. Due to seasonal and other factors, interim period results are not necessarily indicative of results to be expected for the year.

       During the first quarter, the Registrant completed the sale of its Singapore facility, resulting in a pretax gain of $8.6 million. In its place, the Registrant is establishing three customer service facilities which will enable the Registrant to better serve its expanding revenue base in the area by moving its expertise closer to its customers in each regional market.

       The Registrant and Wm. S. Barnickel & Company, its largest shareholder, entered into a definitive agreement, dated as of February 25, 1997, to be acquired by Baker Hughes Incorporated. Terms of the agreement call for a tax-free exchange of common stock in which Petrolite shares will be converted into shares of Baker Hughes common stock having a value of $61 per Petrolite share, based on the average market price of Baker Hughes common stock during a 10-day period shortly before the closing. The agreement is subject to approval by a vote of shareholders of Petrolite, including the favorable vote of shareholders other than Wm. S. Barnickel & Company, a vote of shareholders of Wm. S. Barnickel & Company, and satisfaction of other customary conditions.
A copy of the agreement and the Registrant's press release announcing the agreement were included in a current report on Form 8-K filed February 28, 1997.

       On June 2, 1997, the Registrant announced that its shareholder meeting will be held at 11:00 a.m. on Tuesday, July 1, 1997. See Exhibit 99 to this report.

PART 1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY

      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Form 10-K for the year ended October 31, 1996.

      The Registrant's financial position at April 30, 1997, reflected a current ratio of 2.4:1, a debt-to-equity ratio of .2:1, and cash and securities of $55.1 million.

      Capital expenditures (net) during the second quarter and the six months ended April 30, 1997 were $2.5 million and $5.0 million, respectively.
Capital expenditures in fiscal 1997 are projected to be approximately $12 million as compared to fiscal 1996 capital expenditures of $11.2 million. Major capital projects for 1997 include the continued expansion and upgrade of the Bayport, Texas manufacturing plant; investment in three customer service facilities in Southeast Asia; additional investment in chemical product containers that are more environmentally safe; additional investment in distribution vehicles and delivery trucks; and an expansion to the Aberdeen, Scotland facilities.

QUARTER AND SIX MONTHS ENDED APRIL 30, 1997, COMPARED TO QUARTER AND SIX MONTHS ENDED APRIL 30, 1996.

      The Registrant's net earnings for the second quarter ended April 30 totaled $9.7 million or $0.85 per share. This compares with $4.7 million or $0.41 per share earned a year ago, which included a one-time tax benefit of $1.1 million or $0.10 per share. Second quarter revenues of $101.1 million were up 14 percent, or $12.6 million over the same period a year ago.

      The improved earnings came on increased sales in the Registrant's core businesses as all of the Registrant's worldwide energy chemicals businesses posted increased earnings and revenues for the second quarter and six months. Its polymers and equipment businesses achieved solid earnings gains for both periods.

      Income for the six months ended April 30 totaled $24.3 million or $2.13 per share, which included after-tax gains of $5.6 million or $0.49 per share resulting from the sale of the Registrant's Singapore plant and $0.7 million or $0.06 per share from extending an option to amend its business alliance with Energy BioSystems Corp. This compares with year-ago earnings of $7.9 million or $0.70 per share, which included a one-time tax benefit of $1.1 million or $0.10 per share from ceasing business operations through the Registrant's Venezuelan subsidiary. Revenues for the six months totaled $195.1 million versus $177.2 million in 1996.

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

Part II, Item 5.  Other information
         (a) The Registrant has adopted Amendment No. 4 to its Rights Agreement with Society National Bank dated March 28, 1994, a copy of which is attached hereto as Exhibit 4, and incorporated by reference herein. The amendment relates to an Agreement and Plan of Merger, dated as of February 25, 1997 (the "Merger Agreement") by and among Baker Hughes Incorporated, a Delaware corporation ("Baker Hughes"), the Registrant, and others, pursuant to which Baker Hughes will acquire, directly or indirectly, all of the outstanding shares of capital stock of the Registrant. In summary, the amendment provides, among other things, that none of the execution and delivery of the Merger
Agreement, the conversion of shares of the Registrant's Capital Stock into the right to receive shares of common stock of Baker Hughes, and the consummation of the transactions contemplated by the Merger Agreement, shall be deemed to be, among other things, a triggering event for purposes of the Rights
Agreement, or to cause any of the parties to the Merger Agreement to be "Acquiring Persons" as that term is defined in the Rights Agreement. The amendment further provides that all rights under the Rights Agreement shall expire, and shall have no further force or effect, immediately prior to consummation of the transactions contemplated by the Merger Agreement, as further provided in the Merger Agreement.

      (b) On June 2, 1997, the Registrant announced that its annual meeting of stockholders and a vote on the Registrant's pending acquisition by Baker Hughes Incorporated, a Delaware corporation ("Baker Hughes") would be held on Tuesday, July 1, 1997. The Registrant noted that, pending favorable votes by Petrolite shareholders at the annual meeting, the proposed acquisition by Baker Hughes is expected to close on Wednesday, July 2, 1997.

Part II, Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 4. Form of Amendment No. 4 to Rights Agreement dated as of March 28, 1994 between the Registrant and Society National Bank as Rights Agent.

            Exhibit 27.  Financial Data Schedule.

            Exhibit 99. Press Release dated June 2, 1997

      (b) The Registrant filed a current report on Form 8-K dated February 28, 1997, reporting information under item 5.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETROLITE CORPORATION
                                          ---------------------





                                          s/John M. Casper
                                          ---------------------------------
                                          John M. Casper
                                          Chief Financial Officer -
                                          Authorized Officer and
                                          Principal Financial Officer


DATE:         June 13, 1997
      ---------------------------------